Form 10-K
period 2002-12-31
OREGON PACIFIC BANCORP
filed 2003-03-31
CIK 1216128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-50165

OREGON PACIFIC BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State of incorporation)	71-0918151 (I.R.S. Employer Identification No.)

P.O. Box 22000
Florence, OR 97439
(Address of principal executive offices)

Registrant’s telephone number: (541) 997-7121

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 2003, was $14,393,874.

     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 2,140,353 shares of no par value common stock on March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy statement dated March 21, 2003, for the 2003 Annual Meeting of Shareholders (“Proxy Statement”) and the 2002 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

OREGON PACIFIC BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3
PART I
Item 1.	Business	3-12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15-16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40-69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
PART III
	(Items 10 through 13 are incorporated by reference from Oregon Pacific Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003)
Item 10.	Directors and Executive Officers of the Registrant	70
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Controls and Procedures	70
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	71
SIGNATURES		72-73
Exhibits
3.1	Articles of Incorporation of Oregon Pacific Bancorp
3.2	Bylaws of Oregon Pacific Bancorp
21.1	List of Subsidiaries
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains a number of forward looking statements about our anticipated business, operations, financial performance and cash flows. Statements in this report that relate to future plans, events and circumstances are provided to describe management’s intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from management’s expectations described herein. Likewise, management’s plans described in this report may not come to pass because unforeseen events may force management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as “expect,” “anticipate,” “believe,” “plan,” “intend,” and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from management’s expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and our loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; customer acceptance of our products; interest rate fluctuations that may adversely impact our revenues and expenses; and the impact of impairment charges upon our intangible and other assets. Other factors that may adversely impact our performance are discussed in this report as well as other disclosures we make from time to time in our filings with the Securities and Exchange Commission or other federal agencies. Readers also should note that forward-looking statements expressed in this report are made as of the date of this report, and management cannot undertake to update those statements to reflect future events or circumstances.

ITEM 1. BUSINESS

GENERAL

     Oregon Pacific Bancorp (the “Company), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) effective January 1, 2003. The Company is headquartered in Florence, Oregon.

     The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. The Bank expanded in 2002 from its main office and a full-service Safeway store branch, both located in Florence to three additional locations including Roseburg, Coos Bay and Sutherlin. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services. Such services are provided at the main office in Florence and at offices in Roseburg and Coos Bay, Oregon.

     The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the bank is overseen by a Board of Directors of the Company, the sole owner of the Bank. Currently the respective members of the Board of Directors of the Bank and the Company are identical.

BUSINESS STRATEGY

     The Company’s strategy is to build on the Bank’s position as a leading community-based provider of financial services in its service areas. The key to success of this strategy is to continue to provide exceptional personal service to the communities and to deliver a high level of service to the customers with prompt, accurate, and friendly banking services. The Bank seeks to maintain high asset quality through strict adherence to established credit policies, trained personnel, and periodic loan reviews. The Bank’s primary marketing focus is on small to medium-sized businesses and on professionals and individuals in Florence, Coos Bay, Roseburg, Sutherlin, Eugene-Springfield, and other coastal and inland regions in Oregon.

CONSUMER PRODUCTS AND SERVICES

     The Bank offers a broad range of deposit and loan products and services tailored to meet the banking requirements of its service areas. Some of these are detailed below.

     Deposit Products. The Bank’s consumer deposit products include several noninterest-bearing checking account products priced at various levels, interest-bearing checking and savings accounts, money market accounts, and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Bank strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds.

     Technology-Based Products and Services. The Bank uses both traditional and new technology to support its focus on personal service. These include a VISA check card (debit card) program, convenient ATM’s, and a telephone banking service (“Banking on Call”) that allows 24-hour telephone access to customers’ accounts. The Bank maintains an internet site that describes services provided by the Bank and permits loan applications.

     Consumer Loans. Although the Bank does not actively solicit consumer loans, the Bank provides loans to individual borrowers, as a convenience to existing customers, for a variety of purposes including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

     Senior Customer Services. Since a significant portion of the Bank’s consumer market in Florence consists of senior citizens, the Bank offers several special products and programs aimed at this group. These include a reduced rate checking account and other products targeted to the senior market. The Bank also services customers living at Spruce Point, an assisted living facility, via its mobile branch.

     Investment Products. Through an arrangement with a registered securities broker-dealer, an investment and brokerage service department under the assumed name “Oregon Pacific Financial Services” offers a wide range of financial products and services to consumers at the Bank’s main branch and at its office in Roseburg, Oregon. The Bank joined with a new securities broker-dealer, UVEST Investment Services, beginning February 8, 2002. Mutual funds, traditional and Roth IRAs, SEPs, tax sheltered annuities, and other financial products and retirement planning services are available.

     Trust and Asset Management Services. The Bank operates a full service trust department located at its main branch and in Coos Bay. The department functions as a trustee for irrevocable trusts, agent for living trusts and estate settlement, or custodian for self-directed IRAs.

     Other Services. Other services offered include safe deposit boxes; letters of credit; travelers’ checks; direct deposit of payroll, social security and dividend payments; and automatic payment of insurance premiums and mortgage loans.

LENDING ACTIVITIES

     The Bank provides a broad range of real estate and commercial lending services. Currently, the primary focus of the Bank’s lending activities involves residential real estate financing, both for its own loan portfolio and for resale in the secondary market, and commercial loans, including loans to professionals and real estate construction loans. The Bank’s customers are primarily small to medium-sized businesses and contractors with annual revenues typically ranging from $100,000 to $1,000,000.

     Mortgage Loans. The Bank originates conventional and federally insured residential mortgage loans, mostly for sale in the secondary market. The Bank has mortgage loan representation in Florence, Roseburg, Coos Bay, and along the Oregon coast, north of Florence. The Bank believes that its local decision-making, which allows for quick response to a mortgage loan request, and sales of loans to the Federal Home Loan Mortgage Bank (Freddie Mac) that are serviced locally, provide personalized, quality service to its customers.

     Real Estate Construction Loans. The Bank makes construction loans to individuals and contractors to construct single-family primary residences or second homes and, to a much lesser extent, small multi-family residential projects. These loans generally have maturities of 6 to 9 months. Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions.

     Construction financing generally is considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely on the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. At or prior to maturity of the loan, the Bank may also be confronted with a project with insufficient value to ensure full repayment. The Bank’s underwriting, monitoring and disbursement practices for construction financing are intended to ensure that sufficient funds are available to complete the construction projects. The Bank endeavors to limit its risk through underwriting procedures requiring the use of only approved, qualified appraisers, dealing only with qualified builders/borrowers, and closely monitoring construction projects through completion and sale.

     Commercial Loans. The Bank offers customized loans to its commercial customers including operational lines of credit, equipment, accounts receivable, and inventory financing.

Commercial real estate loans are available for the construction, purchasing, and refinancing of commercial and rental properties. A significant portion of the Bank’s loan portfolio consists of commercial loans. Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. The Bank typically requires personal guarantees and secondary sources of repayment. Most commercial loans are secured by real property, although such loans may finance other commercial activities. Where warranted by the borrower’s overall financial condition, loans may be made on an unsecured basis.

     For all of its loans, the Bank at all times seeks to maintain sound loan underwriting standards with written loan policies, appropriate individual limits, and loan committee reviews. In the case of large loan commitments or loan participations, loans are reviewed by the loan committee of the Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations, and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

MARKETING

     The Bank’s ability to increase its market share is driven by a marketing plan consisting of several key components. A principal objective is to offer appropriate products and services to existing customers and attempt to increase the business relationships the Bank shares with these customers. The Bank regularly examines the desirability and profitability of adding new products and services to those currently offered. The Bank promotes specific products by media advertising, but relies also on referrals and direct contacts for new business. The Bank recognizes the importance of community service and supports employee involvement in community activities. This participation allows the Bank to make a contribution to the communities it serves, which management believes increases its visibility in its market area and thereby increases business opportunities.

COMPETITION

     The market for banking services, including deposit and loan products, is highly competitive. The Bank’s competitors for deposits are commercial banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial service providers. These competitors may offer deposit rates greater than the Bank can or is willing to offer. The Bank competes for deposits by offering a variety of accounts at rates generally competitive with financial institutions in its market areas.

     The Bank’s competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. The Bank competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of its services to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. The Bank competes with larger commercial banks by emphasizing a community bank orientation and efficient personal service to customers.

     A newer source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. However, Bank management believes that for the foreseeable future its customers will continue to want the personal, locally-based services that it offers. The Bank currently has a website and may consider offering some on-line banking services to its customers in the future.

     The Bank believes its philosophy of offering financial services with a personal touch in conjunction with modern technology enables it to compete effectively with other financial service providers. The Bank’s lending officers and senior management have significant experience in their respective marketplaces enabling them to maintain close working relationships with their customers. Management believes that this positions the Bank to succeed in spite of competitors potentially having branches in more locations, larger lending capabilities due to their greater size, or capabilities to provide other services, such as international banking services, that the Bank does not provide.

EMPLOYEES

     As of December 31, 2002, the Bank had 88 full-time equivalent employees compared to 66 at December 31, 2001. This growth is indicative of the three branches opened in 2002. None of our employees are represented by a collective bargaining group. Management considers our relations with employees to be excellent.

WEBSITE ACCESS TO PUBLIC FILINGS

     The Company began filing period and other required reports with the Securities and Exchange Commission in 2003. These filings, including exhibits, may be accessed over the Internet through the website maintained by the Securities and Exchange Commission at http://www.sec.gov. No Internet access to the Bank’s filings with the Federal Reserve Bank prior to 2003 is available.

SUPERVISION AND REGULATION

GENERAL

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders of the Company. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Bank. The operations of the Bank may also be affected by changes in the policies of banking and other government regulators. Management cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, including tax laws, may have in the future.

FEDERAL AND STATE BANK REGULATION

     General. The Bank is an Oregon state-chartered bank, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a Federal Reserve member bank. Accordingly, the Bank files financial and other reports periodically with, and is regularly examined by, the Oregon Director of Banks (“Oregon Director”), FDIC, and the Federal Reserve.

     CRA. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The Bank received an outstanding rating on the most recent CRA examination.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal Company shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Bank’s business operations.

INTERSTATE BANKING LEGISLATION

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks, including Oregon, are permitted to merge across state lines and thereby create interstate branch networks.

BANK HOLDING COMPANY REGULATION - FEDERAL REGULATIONS

     As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System (“FRB”). BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking.

     The Company must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such a bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks. The Company is also required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB conducts periodic examinations of the Company.

     Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans the Company makes to its subsidiary are subordinate to deposits and to certain other indebtedness of the subsidiary. The Crime Control Act of 1990 provides that, in the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

     The Company and the subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. The bank anti-tying rules do not apply to the non-bank subsidiaries of a bank holding company.

     The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares of the Company, or obtain control over the Company.

BANK HOLDING COMPANY REGULATION - STATE REGULATIONS

     As a corporation chartered under the laws of the State of Oregon, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. These include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

DEPOSIT INSURANCE

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. The Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.

     The FDICIA includes provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank’s FDIC insurance expense for 2002 was approximately $13,000.

REGULATORY DIVIDEND RESTRICTIONS

     The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining stockholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, the Company is not currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

     Tier I capital for state member banks includes common shareholders’ equity, qualifying noncumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments and equity-contract notes; (iv) subordinated debt and intermediate-term preferred stock of up to 50% of Tier I capital; (v) and unrealized holding gains on equity securities. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations’ capital securities, and investments in unconsolidated subsidiaries.

     The assets of banks and bank holding companies receive risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.

     Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or agencies of the federal government, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

     The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a state member bank may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 4% for banks not having a composite rating of one under the uniform rating system of banks. However, for all but the most highly rated state member banks, and for banks seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories, depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

EFFECTS OF GOVERNMENT MONETARY POLICY

     The earnings and growth of the Bank are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

CHANGES IN REGULATIONS

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. The Act, which applies to the Company with securities registered under the Securities Exchange Act of 1934. Among other things, the Act and the accompanying regulation include the following:

     Certification and Accountability. The Act requires the chief executive officer and chief financial officer to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

     Enhanced Financial Disclosures and Reporting Requirements. The legislation accelerates the time frame for disclosures by public companies and insiders, and the Company must more promptly disclose any material changes in its financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in the Company’s securities within two business days of the change.

     Audit Committee Requirements. The Act expands the responsibilities of the Company’s audit committee including oversight of the Company’s auditor. The Act also requires the independence of all members and at least one member to be a “financial expert”. The “financial expert” does not have to be disclosed in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

     Code of Ethics. The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefore, as well as any changes to, or waiver of any provision of, the code of ethics. The Company is not required to disclose whether it has such a code of ethics in place in this report; however, the Company will be required to make such a disclosure in its next annual report for the fiscal year ending 2003.

ITEM 2. PROPERTIES

			DATE	OWNED (O)
		SQUARE	OPENED OR	OR
LOCATION	ADDRESS	FEET	ACQUIRED	LEASED (L)

FULL SERVICE BANKING OFFICES:
Florence (Main Branch)	1355 Highway 101	12,896	1980	O
Florence (Safeway Branch)	700 Highway 101	475	1995	L
Roseburg	500 S.E. Cass Ave., Suite 230	1,564	2002	L
Coos Bay	915 S First Street	1,056	2002	L
Sutherlin (Ray’s Food Place)	330 Dakota Street	450	2002	L
OTHER OFFICES:
Florence Real Estate Mortgage	705 Ninth Street	3,822	2002	L

The Bank also owns land on which it is building permanent offices in Roseburg and Coos Bay, both of which are expected to be finished and occupied in late fall 2003. Land next to the Coos Bay property on which the customer parking lot will be located is leased. Leases include multiple renewal options for Florence’s Safeway branch and Real Estate Mortgage office and the Sutherlin branch. Leases for Roseburg and Coos Bay, where permanent facilities are to be built, are subject to short-term lease agreements. The lease for the Coos Bay land has a mandatory purchase option at the end of five or ten years at the seller’s discretion for $330,000 or $360,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

     Management is not presently aware of any pending or threatened claims against the Bank that would have a material effect on its operations or performance. In the normal course of its business, the Bank is a party to various debtor-creditor legal actions. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of Bank stockholders on December 19, 2002, Bank shareholders approved the formation of a holding company, Oregon Pacific Bancorp. 1,557,829 shares were represented either in person or by proxy with 97.4% voting to approve the request. To consummate the formation, each Bank shareholder exchanged their shares of Bank stock for Bancorp stock on a one-for-one basis, effective January 1, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Wedbush Morgan Securities, Inc. in Portland, Oregon is a market maker in the Company’s stock. The stock is quoted on the OTC Bulletin Board run by NASDAQ, under the symbol OPBC. At February 28, 2003, the stock was held by approximately 679 shareholders.

     The following table sets forth the high and low bid information for the Bank’s stock (prior to the holding company) for each calendar quarter of 2001 and 2002 and through February 28, 2003 (Bancorp stock). The information was obtained from Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

BANK COMMON STOCK
HIGH AND LOW CLOSING BID

PERIOD	HIGH BID PRICE	LOW BID PRICE

January 1 – March 31, 2002	$5.750	$5.100
April 1 – June 30, 2002	7.250	5.100
July 1 – September 30, 2002	7.400	6.250
October 1 – December 31, 2002	7.250	6.750
January 1 – February 28, 2003	7.000	6.600
January 1 – March 31, 2001	$4.500	$4.000
April 1 – June 30, 2001	5.000	3.950
July 1 – September 30, 2001	5.250	5.000
October 1 – December 31, 2001	5.700	5.050

     The Bank paid cash dividends of $.18 and $.75 per share for the years 2002 and 2001, respectively. Payment of dividends has been at the discretion of the Bank’s Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs and the Company’s operating financial condition, among other factors. Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company’s total assets would not at least equal the sum of its total liabilities.

     The transfer agent and registrar for the Common Stock is Registrar and Transfer, Cranford, New Jersey as of March 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Oregon Pacific Banking Co. at the dates and for t he periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Oregon Pacific Banking Co. and Notes thereto.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

INCOME STATEMENT DATA
Interest income	$6,446,028	$6,040,441	$5,905,599	$5,898,843	$5,853,284
Interest expense	1,705,955	2,136,830	2,240,901	2,191,145	2,113,613

Net interest income	4,740,073	3,903,611	3,664,698	3,707,698	3,739,671
Loan loss provision	280,100	3,000	55,000	26,000	1,299,455

Net interest income after provision for loan losses	4,459,973	3,900,611	3,609,698	3,681,698	2,440,216
Noninterest income	2,061,585	1,414,437	1,116,892	932,962	1,074,416
Noninterest expense	5,447,688	4,159,578	3,547,159	3,015,397	2,914,614

Income before provision for income taxes	1,073,870	1,155,470	1,179,431	1,599,263	600,018
Provision for income taxes	252,061	260,635	304,994	488,120	129,424

Net income	$821,809	$894,835	$874,437	$1,111,143	$470,594

DIVIDENDS
Cash dividends declared and paid	$381,845	$1,587,648	$568,285	$671,863	$799,509
Ratio of dividends to net income	46.46%	177.42%	64.99%	60.47%	169.89%
PER SHARE DATA (1)
Basic earnings per common share	$0.39	$0.42	$0.40	$0.49	$0.21
Diluted earnings per common share	$0.39	$0.42	$0.40	$0.49	$0.21
Book value per common share	$3.70	$3.37	$3.63	$3.20	$3.48
Weighted average shares outstanding:
Basic	2,124,904	2,118,831	2,178,745	2,245,856	2,222,567
Diluted	2,131,252	2,119,650	2,181,967	2,251,934	2,232,850

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA
Investment securities	$14,744,887	$22,499,503	$23,360,141	$19,710,106	$20,657,411
Loans, net	$70,988,652	$52,843,530	$41,497,012	$42,676,033	$42,446,093
Total assets	$107,019,888	$86,586,515	$71,555,503	$72,735,235	$74,064,471
Total deposits	$88,515,051	$72,316,796	$57,502,291	$58,914,162	$60,987,701
Stockholders’ equity	$7,892,922	$7,111,315	$7,715,651	$7,290,929	$7,792,535
SELECTED RATIOS
Return on average assets	0.88%	1.14%	1.22%	1.46%	0.67%
Return on average equity	10.86%	11.95%	11.59%	14.10%	5.74%
Total loans to deposits	80.20%	73.07%	72.17%	72.44%	69.60%
Net interest margin	5.60%	5.62%	5.80%	5.65%	6.11%
Efficiency ratio (1)	80.09%	78.22%	74.18%	64.98%	60.54%
ASSET QUALITY RATIOS
Reserve for loans losses to:
Ending total loans	1.51%	1.58%	2.35%	2.24%	2.38%
Nonperforming assets (2)	662.71%	207.49%	195.20%	105.05%	106.34%
Non-performing assets to ending total assets	0.17%	0.50%	0.73%	1.31%	1.34%
Net loan charge-offs to average loans	0.01%	0.25%	0.08%	0.19%	1.83%
CAPITAL RATIOS
Average stockholders’ equity to average assets	8.08%	9.57%	10.51%	10.37%	11.73%
Tier I capital ratio (3)	9.1%	11.0%	16.3%	15.4%	16.5%
Total risk-based capital ratio (4)	10.4%	12.3%	17.6%	16.7%	17.7%
Leverage ratio (5)	7.2%	8.7%	10.6%	10.2%	10.2%

(1)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.

(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.

(3)	Tier I capital divided by risk-weighted assets.

(4)	Total capital divided by risk-weighted assets.

(5)	Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Oregon Pacific Banking Co.’s goal is to grow its earning assets while maintaining a high return on equity and keeping asset quality high. The key to this, in the Bank’s view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent management and administrative personnel, and to respond quickly to customer demand and growth opportunities. The Bank also intends to continue expansion into markets where opportunities exist due to mergers and acquisitions and to increase its market penetration in its existing markets through the introduction of new or existing financial services products.

     For the year ended December 31, 2002, net income was $822,000, representing a decrease of 8.16% from net income of $895,000 earned during the year ended December 31, 2001. Net income for 2001 was up 2.40% from net income of $874,000 earned during the year ended December 31, 2000. Diluted earnings per share were $0.39, $0.42, and $0.40 for the years ended December 31, 2002, 2001, and 2000, respectively. Return on average assets was 0.88% for the year ended December 31, 2002, compared with 1.14% for the year ended December 31, 2001, and 1.22% in 2000. Return on average equity was 10.86% for the year ended December 31, 2002, compared with 11.95% for the year ended December 31, 2001, and 11.59% for the year ended December 31, 2000. The decrease in earnings for the year ended December 31, 2002, versus the comparable period in 2001 can be attributed primarily to startup and operating costs of three new full service branches in Roseburg, Coos Bay, and Sutherlin, Oregon during 2002 even though net interest income plus noninterest income increased by 27.90% over the prior year.

     Bank assets grew from $86.59 million to $107.02 million, or 23.59% from year-end 2001 to 2002, and 21.00% from December 31, 2000 to December 31, 2001 from $71.56 million. Most of the growth was an increase in commercial loans in the new market areas, as net loans grew from $52.84 million to $70.99 million, an increase of 34.35% from year-end 2001 to 2002, and from $41.50 million, an increase of 27.33% the year before. The net growth in earning assets in 2002 was funded by a growth in customer deposits augmented by calls and sales of investments and Federal Home Loan Bank borrowings. Stockholders’ equity increased in 2002 as the Bank maintained much of the income to facilitate growth, but capital ratios decreased due to the faster growth of assets.

     Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

(Dollars in Thousands Except Per Share Data)
Net income	$822	$895	$874	$1,111	$471
Average assets	93,607	78,174	71,763	76,014	70,001
RETURN ON AVERAGE ASSETS	0.88%	1.14%	1.22%	1.46%	0.67%
Net income	$822	$895	$874	$1,111	$471
Average equity	7,568	7,485	7,542	7,880	8,210
RETURN ON AVERAGE EQUITY	10.86%	11.95%	11.59%	14.10%	5.74%
Cash dividends declared and paid per share	$0.18	$0.75	$0.26	$0.30	$0.36
Basic earnings per common share	0.39	0.42	0.40	0.49	0.21
DIVIDEND PAYOUT RATIO	46.46%	177.42%	64.99%	60.47%	169.89%
Average equity	$7,568	$7,485	$7,542	$7,880	$8,210
Average assets	93,607	78,174	71,763	76,014	70,001
AVERAGE EQUITY TO ASSET RATIO	8.08%	9.57%	10.51%	10.37%	11.73%

Critical Accounting Policies and Estimates

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses and contingencies and litigation. Estimates are based upon historical experience, current economic conditions, and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

     The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. As of December 31, 2002, approximately 80% of the Bank’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

     The Bank applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Bank’s stock at the date of each grant. Had compensation cost for the Bank’s 2002, 2001, and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2002, 2001, and 2000 would approximate the pro forma amounts below (in thousands, except per share data).

	2002	2001	2000

Net income (in 000’s):
As reported	$822	$895	$874
Pro forma	$821	$892	$874
Basic earnings per common share:
As reported	$0.39	$0.42	$0.40
Pro forma	$0.39	$0.42	$0.40
Diluted earnings per common share:
As reported	$0.39	$0.42	$0.40
Pro forma	$0.39	$0.42	$0.40

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001, and 2000:

	2002	2001	2000

Dividend yield	0.05%	0.05%	0.05%
Expected life	7 years	7 years	7 years
Expected volatility	0.01%	0.01%	0.01%
Risk-free rate	4.84 - 5.04%	4.84 - 5.04%	5.04%

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Additionally, there can be no assurance that the Financial Accounting Standards Board will not adopt accounting principles mandating the application of SFAS No. 123 in the future.

     The Bank may become party to various legal proceedings in the future. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not be adverse to the financial condition and results of operations of the

Bank. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

Results of Operations

Net Interest Income

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense on customer deposits and borrowed funds. Changes in net interest income result from changes in “volume,” “spread,” and “margin.” Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest-bearing liabilities.

     Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

	YEAR ENDED DECEMBER 31, 2002			YEAR ENDED DECEMBER 31, 2001

		INTEREST	AVERAGE		INTEREST	AVERAGE
	AVERAGE	INCOME OR	YIELDS OR	AVERAGE	INCOME OR	YIELDS OR
	BALANCE	EXPENSE	RATES	BALANCE	EXPENSE	RATES

(dollars in thousands)
Interest-earning assets:
Loans	$65,386	$5,436	8.31%	$47,541	$4,668	9.82%
Investment securities
Taxable securities (1)	9,165	541	5.90%	14,065	826	5.87%
Nontaxable securities (2)	8,269	582	7.04%	9,579	688	7.18%
Interest-earning balances due from banks	5,367	84	1.57%	2,715	106	3.90%

Total interest-earning assets	88,187	6,643	7.53%	73,900	6,288	8.51%

Cash and due from banks	2,820			2,284
Premises and equipment, net	2,332			1,746
Other real estate	44			54
Loan loss allowance	(1,002)			(983)
Other assets	1,226			1,173

Total assets	$93,607			$78,174

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$38,104	$670	1.76%	$30,219	$812	2.69%
Time deposit and IRA accounts	20,489	689	3.36%	20,036	1,027	5.13%
Borrowed funds	8,205	347	4.23%	5,246	298	5.68%

Total interest-bearing liabilities	66,798	1,706	2.55%	55,501	2,137	3.85%

Noninterest-bearing deposits	17,769			14,064
Other liabilities	1,472			1,124

Total liabilities	86,039			70,689
Shareholders’ equity	7,568			7,485

Total liabilities and share - holders’ equity	$93,607			$78,174

Net interest income		$4,937			$4,151

Net interest spread			4.98%			4.66%

Net interest expense to average earning assets			1.93%			2.89%

Net interest margin (3)			5.60%			5.62%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	YEAR ENDED DECEMBER 31, 2000

		INTEREST	AVERAGE
	AVERAGE	INCOME OR	YIELDS OR
	BALANCE	EXPENSE	RATES
(dollars in thousands)
Interest-earning assets:
Loans	$42,410	$4,468	10.54%
Investment securities
Taxable securities (1)	13,511	864	6.39%
Nontaxable securities (2)	8,823	652	7.39%
Interest-earning balances due from banks	2,253	143	6.35%

Total interest-earning assets	66,997	6,127	9.15%

Cash and due from banks	2,190
Premises and equipment, net	1,817
Other real estate	306
Loan loss allowance	(990)
Other assets	1,443

Total assets	$71,763

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$29,076	1,035	3.56%
Time deposit and IRA accounts	15,988	863	5.40%
Borrowed funds	5,798	343	5.92%

Total interest-bearing liabilities	50,862	2,241	4.41%

Noninterest-bearing deposits	12,396
Other liabilities	963

Total liabilities	64,221
Shareholders’ equity	7,542

Total liabilities and share - holders’ equity	$71,763

Net interest income		$3,886

Net interest spread			4.74%

Net interest expense to average earning assets			3.34%

Net interest margin (3)			5.80%

(1)	Trading securities are included in taxable securities.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

     Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Oregon Pacific Banking Co.’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2002 OVER 2001			2001 OVER 2000			2000 OVER 1999

			NET			NET			NET
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
(dollars in thousands)
Interest-earning assets:
Loans	$1,752	$(984)	$768	$541	$(341)	$200	$(125)	$487	$362
Investment securities
Taxable securities	(288)	3	(285)	35	(73)	(38)	(149)	44	(105)
Nontaxable securities (1)	(94)	(12)	(106)	56	(20)	36	89	(15)	74
Interest-earning balances due from banks	104	(126)	(22)	29	(66)	(37)	(51)	32	(19)

Total	1,474	(1,119)	355	661	(500)	161	(236)	548	312

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	212	(354)	(142)	41	(264)	(223)	(34)	134	100
Time deposits	23	(361)	(338)	219	(55)	164	(75)	60	(15)
Borrowed funds	168	(119)	49	(33)	(12)	(45)	(79)	44	(35)

Total	403	(834)	(431)	227	(331)	(104)	(188)	238	50

Net increase (decrease) in net interest income	$1,071	$(285)	$786	$434	$(169)	$265	$(48)	$310	$262

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

     Net interest income, before the provision for loan loss, for the year ended December 31, 2002 was $4.74 million, an increase of 21.54% compared to net interest income of $3.90 million in 2001, and an increase of 6.56% compared to net interest income of $3.66 million in 2000. The overall tax-equivalent earning asset yield was 7.53% in 2002 compared to 8.51% in 2001 and 9.15% in 2000. For the same years, rates on interest-bearing liabilities were 2.55%, 3.85%, and 4.41%, respectively. The declining rates were primarily due to outside economic factors creating pressure on interest yields and rates.

     Total interest-earning assets averaged $88.19 million for the year ended December 31, 2002, compared to $73.90 million for the corresponding period in 2001. The increase was due to loan growth primarily from the new branches.

     Interest-bearing liabilities averaged $66.80 million for the year ended December 31, 2002 compared to $55.50 million during the same period in 2001. The Bank’s deposit growth corresponds with the opening of the new branches. Although further competitive pressure is expected in expanding deposit relationships, management, as a matter of policy, does not seek to attract high-priced brokered deposits. In the near-term, management does not anticipate Oregon

Pacific Banking Co.’s net interest margins will be significantly impacted by competitive pressure for deposit accounts.

     Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 74.14% of average earning assets during 2002, compared to 64.33% in 2001 and 63.30% in 2000. During the same periods, average yields on loans were 8.31% in 2002, 9.82% in 2001, and 10.54% in 2000. Investment securities comprised 19.77% of average earning assets in 2002, which was down from 31.99% in 2001 and 33.34% in 2000. Tax equivalent interest yields on investment securities have ranged from 6.44% in 2002 to 6.40% in 2001 and 6.79% in 2000.

     Interest cost, as a percentage of earning assets, decreased to 1.93% in 2002, compared to 2.89% in 2001 and 3.34% in 2000. Local competitive pricing conditions and funding needs for the Bank’s investments in loans have been the primary determinants of rates paid for deposits during these three years.

Provision for Loan Losses

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Oregon Pacific Banking Co. applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a monthly analysis of the adequacy of the allowance. Management believes the reserve for loan losses is adequate to absorb potential losses on identified problem loans as well as inherent losses at historical and expected levels.

     The recorded values of loans actually removed from the balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Bank’s policy is to charge off loans when, in management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a charge to the loan loss provision is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in the market area. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation.

     For the years ended December 31, 2002 to 2000, Oregon Pacific Banking Co. charged $280,000, $3,000, and $55,000, respectively, to its provision for loan losses. The increased provision in 2002 reflects the 34.35% growth of the loan portfolio.

     For the year ended December 31, 2002, loan charge-offs exceeded recoveries by $9,000 as compared to 2001, when loan charge-offs exceeded recoveries by $119,000. All net charge-offs incurred by Oregon Pacific Banking Co. were small in amount and generally distributed evenly among the Bank’s loan portfolio categories.

Noninterest Income

     Total noninterest income increased through year-end 2002 from 2000. Over this three-year period, noninterest income has increased from $1.12 million in 2000, to $1.41 million in 2001, and to $2.06 million in 2002. Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, investment and brokerage service sales commission and trust fee income. The largest increases in noninterest income were derived from mortgage loan sales and servicing fees that grew to $1.03 million in 2002, from $606,000 in 2001, and $362,000 in 2000 and trust fee income which increased to $373,000 in 2002, from $162,000 in 2001, and $82,000 in 2000. The mortgage loan sales and servicing fees increase was primarily due to the mortgage rate environment and the increases in the trust and asset management department’s assets and income reflect the continuing growth and acceptance of the Bank’s trust services within its market areas. Services charges have remained fairly flat over the past three years at $384,000 in 2002, $365,000 in 2001, and $346,000 in 2000 as the Bank offers many demand deposit accounts with no related fees.

Noninterest Expense

     Noninterest expenses consist principally of employees’ salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of a bank’s ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2001, the efficiency declined as measured by the efficiency ratio to 80.09% compared to 78.22% for the corresponding period of 2000 primarily due to increased headcount as the Bank opened the Roseburg, Coos Bay, and Sutherlin branches in January, June, and October 2002, respectively, while full income potential has not yet been realized.

     Total noninterest expense was $5.45 million for the year ended December 31, 2002, an increase from $4.16 million for the year ended December 31, 2001, and $3.55 million for the year ended December 31, 2000.

     Salary and benefit expense, which includes the employer-paid portion of payroll taxes, was $3.38 million in 2002, $2.54 million in 2001, and $2.01 million in 2000. As of December 31, 2002, Oregon Pacific Banking Co. had 88 full-time equivalent employees, which compares to 66 as of December 31, 2001 and 58 as of December 31, 2000. Increased health insurance costs and commissions also contributed to the overall increase.

     Net occupancy expense consists of depreciation on premises and equipment, maintenance and repair expenses, utilities, and related expenses. Oregon Pacific Banking Co.’s net occupancy expense grew by 24.71% in 2002 as the new branches opened and the Real Estate Mortgage department moved to new offices in May 2002. This expense category was $530,000 in 2002, an increase of $105,000 over $425,000 in 2001, which was similar to the $404,000 reported in 2000.

     Other noninterest expense increases from 2000 to 2002 arose from increased loan and collection costs ($64,000) primarily for costs related to increased mortgage refinancing activity in 2002, and increased outside services ($72,000), supplies ($63,000), advertising ($61,000), and other expenses ($100,000) to support the new locations.

Income Taxes

     The provision for income taxes was $252,000 in 2002, $261,000 in 2001, and $305,000 in 2000. The provision resulted in effective combined federal and state tax rates of 23% in 2002 and 2001, and 26% in 2000. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book, but not for tax purposes.

Financial Condition

The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Bank over the prior year:

	DECEMBER 31,
				INCREASE (DECREASE)		INCREASE (DECREASE)
	2002	2001	2000	12/31/01 TO 12/31/02		12/31/00 TO 12/31/01
(dollars in thousands)
ASSETS
Loans, net of allowance for loan losses and unearned income	$76,316	$55,753	$42,060	$20,563	36.88%	$13,693	32.56%
Investments	14,745	22,500	23,360	(7,755)	(34.47)	(860)	(3.68)
Interest-bearing deposits in banks	8,079	3,080	1,015	4,999	162.31	2,065	203.45
Other assets(1)	7,880	5,254	5,121	2,626	49.98	133	2.60

Total assets	$107,020	$86,587	$71,556	$20,433	23.60%	$15,031	21.01%

LIABILITIES AND EQUITY
Noninterest-bearing deposits	$18,512	$15,174	$11,890	$3,338	22.00%	$3,284	27.62%
Interest-bearing deposits	70,003	57,143	45,612	12,860	22.50	11,531	25.28

Total deposits	88,515	72,317	57,502	16,198	22.40	14,815	25.76
Other liabilities(2)	10,612	7,159	6,338	3,453	48.23	821	12.95

Total liabilities	99,127	79,476	63,840	19,651	24.73	15,636	24.49
Total equity	7,893	7,111	7,716	782	11.00	(605)	(7.84)

Total liabilities and equity	$107,020	$86,587	$71,556	$20,433	23.60%	$15,031	21.01%

(1)	Includes cash and due from banks, fixed assets, and accrued interest receivable.

(2)	Includes accrued interest payable and other liabilities.

Investments

     A year-to-year comparison shows that Oregon Pacific Banking Co.’s investment portfolio at December 31, 2002, totaled $14.75 million, compared to $22.50 million at December 31, 2001, and $23.36 million at December 31, 2000. This represents a decrease of 34.47% between 2001 and 2002 and a decrease of 3.68% between 2000 and 2001. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Banking Co.’s deposit structure.

     The Bank identifies its investment securities as available-for-sale. Available-for-sale securities are those that management may sell if liquidity requirements dictate or if alternative investment opportunities arise. The mix of available-for-sale investment securities is determined by management, based on the Bank’s asset-liability policy, management’s assessment of the relative liquidity of the Bank, and other factors.

     At December 31, 2002, Oregon Pacific Banking Co.’s investment portfolio had total net unrealized gains, net of taxes, of approximately $488,000. This compares to unrealized gains of approximately $278,000 at December 31, 2001, and $244,000 at December 31, 2000. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

     Interest-bearing deposits in banks are short-term investments held primarily at the FHLB. The Bank invests in these instruments to provide for additional earnings on excess available cash balances. Because of their liquid nature, these balances fluctuate dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Interest-bearing deposit accounts totaled $8.08 million at December 31, 2002, compared to $3.08 million at December 31, 2001, and $1.02 million at December 31, 2000.

     During 2001, when interest-bearing deposits in banks began paying an annualized rate of less than one percent, the Bank deposited excess cash in a mutual fund that was paying two to eight times the interest that could be earned on overnight funds. Because the funds were intended to be used as cash was needed for funding loans or other daily operations, the Bank classified the funds as trading securities. The balance at December 31, 2001 was $3.28 million. During 2002 those rates declined eliminating the rate advantage experienced in 2001 and those funds were invested at the FHLB.

     The following table provides the carrying value of Oregon Pacific Banking Co.’s portfolio of investment securities as of December 31, 2002, 2001, and 2000, respectively.

	DECEMBER 31,

	2002	2001	2000
(in thousands of dollars)
Investments available-for-sale:
U.S. Treasury and agencies	$2,758	$4,332	$8,496
State and political subdivisions	7,787	9,472	9,861
Corporate debt securities	2,680	2,842	1,061
Equity securities of government agencies	—	726	688
Mortgage backed securities	688	1,063	2,506

	13,913	18,435	22,612
Trading securities	—	3,277	—
Restricted equity securities	832	788	748

Total investment securities	$14,745	$22,500	$23,360

Investment securities at the dates indicated consisted of the following:

	DECEMBER 31			DECEMBER 31,

	2002			2001

(dollars in thousands)			WEIGHTED			WEIGHTED
TYPE AND MATURITY	AMORTIZED	MARKET	AVERAGE	AMORTIZED	MARKET	AVERAGE
	COST	VALUE	YIELD	COST	VALUE	YIELD

U.S. Treasury and agencies
Due with in one year	$1,392	$1,398	4.09%	$—	$—	—
Due after one but with in five years	1,291	1,360	5.52%	3,250	3,281	4.95%
Due after five but with in ten years	—	—	—	1,000	1,051	6.71%

Total U.S. Treasurys and agencies	2,683	2,758	4.78%	4,250	4,332	5.36%

State and political subdivisions:
Due with in one year	1,033	1,068	7.84%	470	478	6.74%
Due after one but with in five years	4,939	5,328	7.37%	3,920	4,075	7.46%
Due after five but with in ten years	1,268	1,391	7.78%	3,284	3,404	7.61%
Due after ten years	—	—	—	1,478	1,514	8.05%

Total state and political subdivisions (1)	7,240	7,787	7.51%	9,152	9,471	7.57%

Corporate debt securities:
Due with in one year	—	—	—	254	263	6.40%
Due after one but with in five years	2,514	2,680	6.39%	1,732	1,757	6.20%
Due after five but with in ten years	—	—	—	799	822	6.80%

Total corporate notes	2,514	2,680	6.39%	2,785	2,842	6.39%

Mortgage backed securities	663	689	5.83%	1,034	1,064	7.36%
Equity securities of gov’t .agencies	—	—	—	751	726	5.80%
Trading securities	—	—	—	3,277	3,277	4.12%
Restricted equity securities	832	832		788	788

Total investment securities	13,932	$14,746	6.65%	$22,037	$22,500	6.37%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	DECEMBER 31,

	2000

(dollars in thousands)			WEIGHTED
TYPE AND MATURITY	AMORTIZED	MARKET	AVERAGE
	COST	VALUE	YIELD

U.S. Treasury and agencies
Due with in one year	$500	$499	6.01%
Due after one but with in five years	5,999	5,978	6.31%
Due after five but with in ten years	2,000	2,019	6.98%

Total U.S. Treasurys and agencies	8,499	8,496	6.45%

State and political subdivisions:
Due with in one year	520	522	7.30%
Due after one but with in five years	3,338	3,390	7.23%
Due after five but with in ten years	4,214	4,322	7.36%
Due after ten years	1,578	1,627	7.98%

Total state and political subdivisions (1)	9,650	9,861	7.41%

Corporate debt securities:
Due with in one year	499	500	7.42%
Due after one but with in five years	559	561	6.48%
Due after five but with in ten years	—	—	—

Total corporate notes	1,058	1,061	6.92%

Mortgage backed securities	2,475	2,506	6.53%
Equity securities of gov’t .agencies	751	688	5.81%
Trading securities	—	—	—
Restricted equity securities	748	748

Total investment securities	$23,181	$23,360	6.87%

(1)	Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

The Bank does not own bonds of a single issuer whose aggregate market value or book exceeds 10% of equity.

Loans

      The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to Oregon Pacific Banking Co., including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank.

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration function and in conformity with established loan policies. Periodically, the Board of Directors determines the lending authority of the President and other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board or the President within the President’s delegated authority.

     The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President and four senior loan or credit officers. All loans above the lending limit up to Oregon Pacific Banking Co.’s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least three members of the Board of Directors. Oregon Pacific Banking Co.’s unsecured legal lending limit was $1,287,000 at December 31, 2002.

     Net outstanding loans, excluding loans held-for-sale, totaled $70.99 million at December 31, 2002, representing an increase of $18.15 million, or 34.35% compared to $52.84 million as of December 31, 2001. Loan commitments increased to $10.26 million as of December 31, 2002, representing an increase of $3.99 million from year-end 2001. Net outstanding loans, excluding loans held-for-sale, were $41.50 million at December 31, 2000.

     Oregon Pacific Banking Co.’s net loan portfolio, excluding loans held for sale, at December 31, 2002, includes loans secured by real estate (80.35% of total), commercial loans (9.39% of total), and consumer loans and overdraft accounts (5.42% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

     This table presents the composition of Oregon Pacific Banking Co.’s loan portfolio by collateral at the dates indicated:

	DECEMBER 31, 2002		DECEMBER 31, 2001		DECEMBER 31, 2000

	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE

			(dollars in thousands)
Real estate	$61,319	80.35%	$43,601	78.20%	$33,901	80.60%
Commercial	7,169	9.39	5,243	9.40	4,769	11.34
Installment	3,371	4.42	3,356	6.02	3,467	8.24
Other	763	1.00	1,821	3.27	611	1.45
Loans held-for-sale	5,328	6.98	2,909	5.22	563	1.34

Total	77,950	102.14	56,930	102.11	43,311	102.97
Less reserve for loan losses	(1,173)	(1.54)	(902)	(1.62)	(1,018)	(2.42)
Less deferred loan fees	(461)	(0.60)	(275)	(0.49)	(233)	(0.55)

Loans receivable, net	$76,316	100.00%	$55,753	100.00%	$42,060	100.00%

     The following table shows the maturities and sensitivity of Oregon Pacific Banking Co.’s loans to changes in interest rates at the dates indicated:

	DECEMBER 31, 2002				DECEMBER 31, 2001

		DUE AFTER	DUE			DUE AFTER	DUE
	DUE IN	ONE YEAR	AFTER		DUE IN	ONE YEAR	AFTER
	ONE YEAR	THROUGH	FIVE	TOTAL	ONE YEAR	THROUGH	FIVE	TOTAL
LOAN CATEGORY	OR LESS	FIVE YEARS	YEARS	LOANS	OR LESS	FIVE YEARS	YEARS	LOANS

(dollars in thousands)
Real estate – mortgage (includes loans held-for-sale)	$1,417	4,897	18,140	$24,454	$3,023	3,774	15,900	$22,697
Real estate – construction	768	360	—	1,128	293	86	—	379
Real estate – other	2,548	7,325	31,192	41,065	4,149	4,381	14,904	23,434
Installment	479	2,682	210	3,371	717	2,521	118	3,356
Commercial	3,958	2,724	487	7,169	2,250	2,323	670	5,243
Other	301	462	—	763	143	310	1,368	1,821

Total loans by maturity	$9,471	$18,450	$50,029	$77,950	$10,575	$13,395	$32,960	$56,930

Loans with fixed interest rates				$17,968				$16,924
Loans with variable interest rates				59,982				40,006

				$77,950				$56,930

Loan Losses and Recoveries

     The reserve for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts, and collateral position that the borrower’s financial condition is such that collection of interest is doubtful.

     The following table shows Oregon Pacific Banking Co.’s loan loss experience for the periods indicated:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998
(dollars in thousands)
Loans and loans held-for-sale at year-end	$77,489	$56,930	$43,311	$44,504	$44,345

Average loans and loans held-for-sale	$65,386	$47,541	$42,410	$43,634	$44,235

Reserve for loan losses, beginning of year	$902	$1,018	$998	$1,056	$566

Loans charged off:
Commercial and other	(6)	(148)	(26)	(52)	(743)
Real estate	—	—	(9)	(17)	(85)
Installment & open end	(6)	(12)	(9)	(18)	(10)

Total loans charged off	(12)	(160)	(44)	(87)	(838)

Recoveries:
Commercial and other	—	38	1	1	24
Real estate	—	—	—	—	2
Installment	3	3	8	3	3

Total recoveries	3	41	9	4	29

Net charge-offs	(9)	(119)	(35)	(83)	(809)
Provision for loan losses	280	3	55	26	1,299

Reserve for loan losses, at year-end	$1,173	$902	$1,018	$998	$1,056

Ratio of net loans charged off (recovered) to average loans outstanding	0.01%	0.25%	0.08%	0.19%	1.83%
Ratio of reserve for loan losses to loans at year-end	1.51%	1.58%	2.35%	2.24%	2.38%

     The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1998, Oregon Pacific Banking Co.’s ratio of the reserve for loan losses to total loans has ranged from 1.51 to 2.38%. The amounts provided by these ratios have been sufficient to fund the Bank’s charge-offs, which, except for 1998, have not been historically significant, and to provide for potential losses based upon year-end analyses conducted by management. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1998 through December 31, 2002, nonperforming loans to total loans have ranged from a low of 0.08% in 2002 to a high of 2.00%. With the exception of 1998 when a singular loss was significant, the Bank’s historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. For the years between December 31, 1998 and 2002, net charge-offs ranged from 0.01% to 1.83% of average loans. Management believes the Bank’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to the Bank’s success in limiting loan losses.

     During the year ended December 31, 2002, Oregon Pacific Banking Co. recognized $12,000 in loan losses and $3,000 in recoveries. Charge-offs recorded in 2002 were consistent with the Bank’s historical loss experience.

     The following table presents information with respect to nonperforming loans and other assets:

	DECEMBER 31,

	2002	2001	2000	1999	1998
(dollars in thousands)
Nonperforming loans:
Loans past due 90 days or more	$—	$—	$—	$—	$—
Nonaccrual loans	60	350	485	703	884
Restructured loans	—	—	—	—	—

Total nonperforming loans	60	350	485	703	884
Other real estate owned	117	85	37	247	109

Total nonperforming assets	$177	$435	$522	$950	$993

Reserve for loan losses	$1,173	$902	$1,018	$998	$1,056
Ratio of total nonperforming assets to total assets	0.17%	0.50%	0.73%	1.31%	1.34%
Ratio of total nonperforming loans to total loans	0.08%	0.61%	1.12%	1.58%	2.00%
Ratio of allowance for loan losses to total nonperforming assets	662.71%	207.49%	195.20%	105.05%	106.34%

     Oregon Pacific Banking Co. has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 2002 totaled approximately $60,000, compared to $350,000 at December 31, 2001 and $485,000 at the end of 2000.

     At December 31, 2002, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

	Dollar	% of Related
(in thousands)	Amount	Portfolio

Real estate - Commercial/residential	$60	0.10%
Commercial	$—	0.00%
Installment	$—	0.00%
Other	$—	0.00%

	$60	0.10%

     At December 31, 2002, the Bank had $117,000 in the other real estate owned (“OREO”) category, which represents assets held through loan foreclosure or recovery activities. There was $85,000 in OREO at December 31, 2001, and $37,000 in 2000.

Deposits

     The following table sets forth the average balances of the Bank’s interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

	YEAR ENDED		YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2002		DECEMBER 31, 2001		DECEMBER 31, 2000

	AVERAGE	AVERAGE	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE	BALANCE	RATE
(dollars in thousands)
Interest-bearing checking and savings accounts	$38,104	1.76%	$30,219	2.69%	$29,076	3.56%
Time deposits	20,489	3.36	20,036	5.13	15,988	5.40

Total interest-bearing deposits	58,593	2.32	50,255	3.66	45,064	4.21

Total noninterest-bearing deposits	17,769		14,064		12,396

Total interest and non- interest-bearing deposits	$76,362	1.78%	$64,319	2.86%	$57,460	3.30%

     At December 31, 2002, total deposits were $88.52 million, an increase of $16.20 million or 22.40%, from total deposits of $72.32 million at December 31, 2001. Total deposits in 2001 increased by 25.77% from 2000. The increase in deposit accounts in 2002 has primarily been in the Bank’s interest-bearing checking account and was largely due to a flight to a premium rate on accessible funds. The Bank also experienced growth in the number of deposits as full service banking facilities were opened in the new communities. Noninterest-bearing demand deposits continued to be a significant portion of Oregon Pacific Banking Co.’s deposit base. To the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2002, noninterest deposits accounted for 20.91% of total deposits, up slightly from 20.98% at December 31, 2001, and 20.68% at December 31, 2000.

     Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2002, total interest-bearing deposit accounts were $70.00 million, an increase of $12.86 million, or 22.51%, from December 31, 2001. Interest-bearing demand accounts increased $11.53 million, or 25.28%, from December 31, 2000 to 2001. Management believes deposits will continue to grow as the permanent facilities open in Roseburg and Coos Bay in late 2003.

     The Bank is not dependent on brokered deposits or high-priced time deposits. At December 31, 2002, time certificates of deposit in excess of $100,000 totaled $7.63 million, or 8.62% of total outstanding deposits, compared to $10.14 million, or 14.02%, of total outstanding deposits at December 31, 2001, and $4.91 million, or 8.54%, of total outstanding deposits at December 31, 2000. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2002:

(dollars in thousands)
2003	$17,213
2004	1,898
2005	713
2006	203
2007	1,229

$21,256

     The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2002:

(dollars in thousands)
Less than 3 months	$2,174
3 to 6 months	2,312
6 to 12 months	1,167
More than 12 months	1,977

$7,630

Other Borrowings

     The following table sets forth certain information with respect to the Bank’s Federal Home Loan Bank of Seattle borrowings.

	DECEMBER 31,

	2002	2001	2000
(dollars in thousands)
Amount outstanding at year-end	$8,853	$5,903	$5,345
Weighted average interest rate at year-end	4.03%	3.93%	6.66%
Maximum amount outstanding at any month-end during the year	$9,340	$8,920	$9,345
Daily average amount outstanding during the year	$8,161	$5,246	$5,798
Weighted average interest rate during the period	4.23%	5.67%	5.91%

Shareholders’ Equity

     Shareholders’ equity increased $782,000 during 2002. Shareholders’ equity at December 31, 2002 was $7.89 million compared to $7.11 million at December 31, 2001. This increase reflects net income and comprehensive income of $1.03 million less cash dividends paid of $251,000. In both 2000 and 2001, the Bank approved a stock repurchase plan to provide an additional vehicle for liquidity of outstanding shares and to retire excess capital in order to improve future returns on equity. No repurchases of stock were made in 2002.

     Dividends declared and paid were $0.18 per share in 2002, $0.75 per share in 2001, and $0.26 per share in 2000.

Liquidity

     Oregon Pacific Banking Co. has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, the Bank’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale. At December 31, 2002, these liquid assets totaled $31.21 million or 29.16% of total assets as compared to $29.98 million or 34.62% of total assets at December 31, 2001. Another source of liquidity is the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks.

     The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $822,000, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

     At December 31, 2002, Oregon Pacific Banking Co. had outstanding commitments to make loans of $10.26 million. Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan customers. Many of these outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that the Bank’s sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

Capital

     The Federal Reserve Board and Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial institutions that they oversee. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The following reflects Oregon Pacific Banking Co.’s various capital ratios at December 31, 2002, and December 31, 2001, as compared to regulatory minimums for capital adequacy purposes:

	AT	AT
	DECEMBER 31,	DECEMBER 31,	REGULATORY
	2002	2001	MINIMUM

Tier 1 capital	9.1%	11.0%	4.0%
Total risk-based capital	10.4%	12.3%	8.0%
Leverage ratio	7.2%	8.7%	4.0%

Factors That May Affect Future Results of Operations.

     In addition to the other information contained in this report, the following risks may affect the Bank. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

     1.     Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it can properly manage the growth of the Bank’s operations and assets, there can be no assurance that unforeseen issues relating to such growth will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain our level of profitability.

     2.     Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. The 525 basis point decrease in the target Fed Funds rate by the Federal Reserve throughout 2001 and 2002 resulted in a 32 basis point increase in the Bank’s interest rate spread in 2002. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a decrease in our interest rate spread. Recent announcements by the Federal Reserve suggest that rate cutting is over but the speed of any future rate increases is unknown. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

     3.     Geographic Factors. Economic conditions in the communities we serve could adversely affect our operations. As a result of community bank focus, our results depend largely upon economic and business conditions in our service areas. Deterioration in economic and business conditions in our market areas could have a material adverse impact on the quality of our loan portfolio, and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Also, a continued stall in the national economy and the deflationary pressures in the global economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

     4.     Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

     5.     Competition. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

     6.     Credit Risk. If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management and Interest Rate Sensitivity

     Oregon Pacific Banking Co.’s results of operations depend substantially on its net interest income. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. The Bank’s interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

     The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate “gap” is said to be present.

     Rising and falling interest rate environments can have various effects on a bank’s net interest income, depending on the interest rate gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits, and other factors.

     Management believes that the Bank has relatively low interest rate risk that is somewhat liability-sensitive. This interest rate risk is driven by the fact that the Bank has assets, commercial and real estate loans with mid-term lives that reprice less frequently than its liabilities. The Bank has significant amounts of fixed rate loans to offset some of the impact from repricing. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on the Bank.

     The Bank analyzes its interest rate risk by simulation modeling. The Bank’s sensitivity to gains or losses in future earnings due to hypothetical immediate decreases or increases in interest rates is as follows:

INCREASE OR	FINANCIAL IMPACT
(DECREASE IN)	ON NET
INTEREST RATES	INTEREST MARGIN

2.0%	$78,000
1.0%	$33,000
-1.0%	($67,000)
-2.0%	($207,000)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Oregon Pacific Banking Co.

We have audited the accompanying balance sheets of Oregon Pacific Banking Co., as of December 31, 2002 and 2001, and the related statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Banking Co., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
February 7, 2003

OREGON PACIFIC BANKING CO.
BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$3,886,203	$2,276,107
Interest-bearing deposits in banks	8,078,510	3,080,000
Trading securities	—	3,276,527
Available-for-sale securities, at fair value	13,913,137	18,435,026
Restricted equity securities	831,750	787,950
Loans held-for-sale	5,327,661	2,909,043
Loans, net of allowance for loan losses and unearned income	70,988,652	52,843,530
Premises and equipment, net of depreciation and amortization	2,726,595	1,738,982
Other real estate owned	117,494	85,050
Accrued interest and other assets	1,149,886	1,154,300

TOTAL ASSETS	$107,019,888	$86,586,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$18,512,436	$15,174,379
Interest-bearing demand deposits	35,996,332	24,285,769
Savings deposits	12,750,616	9,404,432
Time certificate accounts:
$100,000 or more	7,629,913	10,143,850
Other time certificate accounts	13,625,754	13,308,366

Total deposits	88,515,051	72,316,796
Federal Home Loan Bank borrowings	8,852,500	5,902,500
Deferred compensation liability	795,272	663,956
Accrued interest and other liabilities	964,143	591,948

TOTAL LIABILITIES	99,126,966	79,475,200

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $.44 par value, 10,000,000 shares authorized; 2,135,244 and 2,112,493 issued and outstanding at December 31, 2002 and 2001, respectively	939,507	929,497
Surplus	3,730,019	3,609,063
Undivided profits	2,735,032	2,295,068
Accumulated other comprehensive income, net of tax	488,364	277,687

Total stockholders’ equity	7,892,922	7,111,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,019,888	$86,586,515

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANKING CO.
(STATEMENT OF INCOME AND COMPREHENSIVE INCOME)

	Years Ended December 31,

	2002	2001	2000

INTEREST INCOME
Interest and fees on loans	$5,436,283	$4,667,733	$4,467,989
Interest on investment securities:
U.S. Treasury and agencies	209,361	344,489	582,554
State and political subdivisions	425,535	547,248	455,838
Corporate and other investments	291,265	374,943	256,481
Interest on deposits in banks	83,584	106,028	142,737

Total interest income	6,446,028	6,040,441	5,905,599

INTEREST EXPENSE
Interest-bearing demand deposits	477,712	612,389	796,753
Savings deposits	192,471	199,413	238,276
Time deposits	688,852	1,027,506	863,395
Other borrowings	346,920	297,522	342,477

Total interest expense	1,705,955	2,136,830	2,240,901

Net interest income	4,740,073	3,903,611	3,664,698
PROVISION FOR LOAN LOSSES	280,100	3,000	55,000

Net interest income after provision for loan losses	4,459,973	3,900,611	3,609,698

NONINTEREST INCOME
Mortgage loan sales and servicing fees	1,029,673	606,463	362,041
Service charges and fees	384,276	365,059	345,820
Trust fee income	373,092	161,674	82,217
Investment sales commissions	186,646	209,847	177,332
Other income	87,898	71,394	149,482

Total noninterest income	2,061,585	1,414,437	1,116,892

NONINTEREST EXPENSE
Salaries and benefits	3,377,388	2,538,753	2,011,356
Occupancy	529,761	425,004	403,598
Outside services	412,569	324,257	341,367
Supplies	184,177	133,312	120,712
Securities and trust department expenses	176,337	152,790	146,138
Loan and collection expense	149,663	90,483	86,032
Advertising	111,525	55,208	50,832
Postage and freight	76,974	57,331	58,075
Other expenses	429,294	382,440	329,049

Total noninterest expense	5,447,688	4,159,578	3,547,159

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANKING COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

INCOME BEFORE PROVISION FOR INCOME TAXES	$1,073,870	$1,155,470	$1,179,431
PROVISION FOR INCOME TAXES	252,061	260,635	304,994

NET INCOME	821,809	894,835	874,437

OTHER COMPREHENSIVE INCOME
Unrealized gain on available-for-sale securities, net of tax	210,677	170,482	351,193

Total other comprehensive income	210,677	170,482	351,193

COMPREHENSIVE INCOME	$1,032,486	$1,065,317	$1,225,630

BASIC EARNINGS PER SHARE OF COMMON AND COMMON EQUIVALENT SHARE	$0.39	$0.42	$0.40

DILUTED EARNINGS PER SHARE OF COMMON AND COMMON EQUIVALENT SHARE	$0.39	$0.42	$0.40

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANKING CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
				Undivided	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Profits	Income (Loss)	Equity

BALANCE, December 31, 1999	2,182,388	$960,251	$3,892,937	$2,681,729	$(243,988)	$7,290,929
Cash dividends paid	—	—	—	(370,348)	—	(370,348)
Dividends reinvested in stock	28,720	12,637	185,300	(197,937)	—	—
Shares acquired in stock repurchase plan	(82,699)	(36,388)	(394,172)	—	—	(430,560)
Net income and comprehensive income	—	—	—	874,437	351,193	1,225,630

BALANCE, December 31, 2000	2,128,409	936,500	3,684,065	2,987,881	107,205	7,715,651
Cash dividends paid	—	—	—	(1,444,624)	—	(1,444,624)
Dividends reinvested in stock	28,009	12,324	130,700	(143,024)	—	—
Shares acquired in stock repurchase plan	(43,925)	(19,327)	(205,702)	—	—	(225,029)
Net income and comprehensive income	—	—	—	894,835	170,482	1,065,317

BALANCE, December 31, 2001	2,112,493	929,497	3,609,063	2,295,068	277,687	7,111,315
Cash dividends paid	—	—	—	(250,879)	—	(250,879)
Dividends reinvested in stock	22,751	10,010	120,956	(130,966)	—	—
Net income and comprehensive income	—	—	—	821,809	210,677	1,032,486

BALANCE, December 31, 2002	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANKING COMPANY
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$821,809	$894,835	$874,437
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	319,154	291,031	288,469
Provision for loan losses	280,100	3,000	55,000
Deferred income taxes	(31,838)	62,639	(13,259)
Statutory write-down of other real estate owned	—	6,892	1,470
Federal Home Loan Bank stock dividends	(44,250)	(42,600)	(37,800)
Net realized (gains) losses on available-for- sale securities	(51,340)	(944)	12,212
Proceeds from the sale of mortgage loans held- for-sale	39,468,407	19,395,236	5,450,184
Production of mortgage loans held-for-sale	(41,887,025)	(21,741,286)	(5,423,112)
(Gain) loss on dispositions of premises, equipment, and other real estate	(4,864)	3,389	(81,964)
Net decrease (increase) in trading securities	3,276,527	(3,276,527)	—
Net increase in accrued interest and other assets	(104,198)	(112,660)	(154,645)
Net increase in accrued interest and other liabilities	503,511	263,343	307,417

Net cash from operating activities	2,545,993	(4,253,652)	1,278,409

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	369,301	1,689,323	1,949,385
Proceeds from maturities and calls of available-for-sale securities	7,972,948	10,721,486	3,050,161
Purchases of available-for-sale securities	(3,446,048)	(7,977,496)	(8,080,032)
Proceeds from sales of restricted equity securities	450	2,850	30,750
Purchases of restricted equity securities	—	—	(3,100)
Net (increase) decrease in interest-bearing deposits in banks	(4,998,510)	(2,065,000)	2,190,000
Net (increase) decrease in loans	(18,547,932)	(11,547,568)	705,662
Purchases of premises and equipment	(1,282,144)	(223,897)	(166,975)
Proceeds from sale of premises, equipment, and other real estate	98,662	139,781	708,590

Net cash from investing activities	(19,833,273)	(9,260,521)	384,441

The accompanying notes are an integral part of these financial statements.

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposit accounts	$18,394,804	$7,448,889	$(660,038)
Net (decrease) increase in time deposits	(2,196,549)	7,365,616	(751,833)
Proceeds from Federal Home Loan Bank borrowings	4,000,000	2,500,000	4,000,000
Repayment of Federal Home Loan Bank borrowings	(1,050,000)	(1,942,500)	(4,500,000)
Cash dividends paid	(250,879)	(1,444,624)	(370,348)
Shares acquired in stock repurchase plan	—	(225,029)	(430,560)

Net cash from financing activities	18,897,376	13,702,352	(2,712,779)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,610,096	188,179	(1,049,929)
CASH AND CASH EQUIVALENTS, beginning of year	2,276,107	2,087,928	3,137,857

CASH AND CASH EQUIVALENTS, end of year	$3,886,203	$2,276,107	$2,087,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,742,676	$2,153,078	$2,217,350

Cash paid for income taxes	$200,270	$317,471	$278,844

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock dividends reinvested	$130,966	$143,024	$197,937

Unrealized gain on available-for-sale securities, net of tax	$210,677	$170,482	$351,193

Transfer of loans to other real estate	$(122,710)	$(198,050)	$(418,359)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Oregon Pacific Banking Co. (the Bank) is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Management’s estimates and assumptions – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses and other real estate owned. Actual results could differ significantly from those estimates.

Cash and cash equivalents – Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2002 and 2001, the Bank had reserve requirements to be maintained at the federal Reserve of $804,000 and $406,000, respectively. Total clearing balance requirements at December 31, 2002 and 2001, were $400,000.

Investment securities – The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as “trading,” “available-for-sale,” or “held-to- maturity.” Accordingly, management has determined that all investment securities held at December 31, 2002 and 2001, are either trading or available-for-sale.

Trading securities consist principally of investments held in anticipation of short-term market movements and are presented at fair market value. Gains and losses, both realized and unrealized, are included with interest on corporate investment securities and other investments.

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Securities classified as available-for-sale may be sold in response to such factors as: (1) changes in market interest rates and related changes in the security’s prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of equity until realized. Fair values for investment securities are based on quoted market prices.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans held-for-sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan servicing – The Bank sells mortgage loans primarily on a servicing-retained basis. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated servicing revenues. Impairment of the mortgage servicing asset is based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates and prepayment rates. Loan servicing income is recorded when earned.

Loans, net of allowance for loan losses and unearned income – Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned income. Interest on loans is calculated by using the simple-interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve based on their judgment of information available to them at the time of their examinations.

Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of related loans.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Premises and equipment – Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from 2 to 30 years.

Other real estate owned – Real estate acquired by the Bank in satisfaction of debt is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense.

Income taxes – Deferred tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Off-balance-sheet financial instruments – The Bank holds no derivative financial instruments. However, in the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit as well as commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments – The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Trading securities – Fair values for trading securities are based on quoted market prices.

Available-for-sale securities – Fair values for investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted equity securities – The carrying values of restricted equity securities approximate fair values.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loans receivable – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held-for-sale – Fair value represents the anticipated proceeds from sale of the loans.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank borrowings – The fair values of the Bank’s borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.

Accrued interest – The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.

Stock options – The Bank measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Bank’s stock option plans and no options were granted during the year ended December 31, 2002. Had compensation

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

cost for the Bank’s 2002, 2001, and 2000 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2002, 2001, and 2000, would approximate the pro forma amounts below.

	2002	2001	2000

Net earnings, as reported	$821,809	$894,835	$874,437
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(484)	(1,758)	(461)

Pro forma net earnings	$821,325	$893,077	$873,976

Basic earnings per common share:
As reported	$0.39	$0.42	$0.40
Pro forma	$0.39	$0.42	$0.40
Diluted earnings per common share:
As reported	$0.39	$0.42	$0.40
Pro forma	$0.39	$0.42	$0.40

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001, and 2000:

	2002	2001	2000

Dividend yield	0.05%	0.05%	0.05%
Expected life (years)	7	7	7
Expected volatility	0.01%	0.01%	0.01%
Risk-free rate	4.84% – 5.04%	4.84% – 5.04%	5.04%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recently issued accounting standards – In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Bank’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on its financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Bank’s management does not expect that the application provisions of this statement will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Bank’s management does not expect that application of the provisions of this statement will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under conflicting conditions. The Bank’s management does not expect that the application of the provisions of this statement will have a material impact on its financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the application interim or annual period. The Bank’s management does not expect that the applicable of the provisions of this interpretation will have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Bank’s management does not expect that the application of the provisions of this interpretation will have a material impact on its financial statements.

Reclassifications – Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with current year presentations.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
U.S. Treasury and agencies	$2,683,027	$74,739	$—	$2,757,766
State and political subdivisions	7,239,745	547,375	—	7,787,120
Corporate notes	2,513,580	166,013	—	2,679,593
Mortgage-backed securities	662,845	25,813	—	688,658

	$13,099,197	$813,940	$—	$13,913,137

December 31, 2001:
U.S. Treasury and agencies	$4,250,000	$83,984	$(1,881)	$4,332,103
State and political subdivisions	9,152,022	320,190	(621)	9,471,591
Corporate notes	2,784,963	56,822	—	2,841,785
Equity securities	750,650	1,050	(25,652)	726,048
Mortgage-backed securities	1,034,579	28,920	—	1,063,499

	$17,972,214	$490,966	$(28,154)	$18,435,026

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Securities

		Estimated
	Amortized	Market
	Cost	Value

Due in one year or less	$2,425,591	$2,465,825
Due after one year through three years	4,489,246	4,738,650
Due after three years through five years	3,766,000	4,084,583
Due after five years through ten years	1,755,515	1,935,421
Mortgage-backed securities	662,845	688,658

	$13,099,197	$13,913,137

NOTE 2 – INVESTMENT SECURITIES – (continued)

At December 31, 2002 and 2001, investment securities with an amortized cost of $5,754,899 and $5,664,510 and market value of $5,449,349 and $5,786,824, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $831,750 and $787,950 at December 31, 2002 and 2001, respectively.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

	2002	2001

Real estate	$15,786,018	$14,583,525
Commercial	50,608,475	33,898,293
Installment	6,172,952	5,529,018
Overdrafts	54,995	10,135

	72,622,440	54,020,971
Allowance for loan losses	(1,173,025)	(902,104)
Unearned loan fees	(460,763)	(275,337)

Loans, net of allowance and for loan losses and unearned income	$70,988,652	$52,843,530

The following is an analysis of the changes in the allowance for loan losses:

	2002	2001	2000

Beginning balance	$902,104	$1,017,726	$998,494
Provision for loan losses	280,100	3,000	55,000
Losses	(12,620)	(159,910)	(44,734)
Recoveries	3,441	41,288	8,966

Ending balance	$1,173,025	$902,104	$1,017,726

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES – (continued)

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying balance sheets. The unpaid principal balances of serviced loans at December 31, 2002 and 2001, were $68,916,942 and $49,813,243, respectively.

Impaired loans having recorded investments of $59,752 at December 31, 2002, and $349,716 at December 31, 2001, have been recognized. The average recorded investment in impaired loans during 2002 and 2001 was $204,734 and $550,032, respectively. The total allowance for loan losses related to these loans was $8,963 and $52,457 on December 31, 2002 and 2001, respectively. Interest income recognized for cash payments received on impaired loans in 2002, 2001, and 2000 was not material to the financial statements.

NOTE 4 – LOAN SERVICING

The Bank’s recorded investment in mortgage servicing assets (MSA) totaled $606,482 and $386,317 at December 31, 2002 and 2001, respectively; mortgage servicing rights of $404,832 and $191,067 were capitalized in 2002 and 2001, respectively. Amortization of the MSA totaled $182,495, $107,887, and $44,259 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2002	2001

Land	$1,065,316	$319,664
Building and improvements	1,631,699	1,542,075
Furniture and equipment	2,131,093	1,867,654
Leasehold improvements	129,485	58,914

	4,957,593	3,788,307
Less accumulated depreciation and amortization	(2,230,998)	(2,049,325)

Premises and equipment, net of accumulated depreciation and amortization	$2,726,595	$1,738,982

NOTE 6 – TIME DEPOSITS

Time certificates of deposit of $100,000 and over aggregated $7,629,913 and $10,143,850 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities for time deposits are as follows:

2003	$17,213,839
2004	1,897,368
2005	712,616
2006	202,575
2007	1,229,269

$21,255,667

NOTE 7 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle and has entered into credit arrangements with the FHLB. The Bank participates in the Cash Management Advance program and also has fixed and adjustable rate promissory notes with the FHLB. Borrowings under the credit arrangements are collateralized by mortgage loans or other instruments which may be pledged. Borrowings available to the Bank under all FHLB credit arrangements are limited to the lesser of 20% of the Bank’s total assets or collateral availability.

Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2002 and 2001.

FHLB promissory notes outstanding at December 31, 2002 and 2001 were $8,852,500 and $5,902,500, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

NOTE 7 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS – (continued)

The following summarizes the Bank’s outstanding obligation and repayment terms to the FHLB as of December 31, 2002:

	Range of
	Interest
	Rates	Amount

Years ending December 31, 2003	3.28 – 7.21%	$1,452,500
2004	—	—
2005	1.44 – 7.77%	5,400,000
2006	4.30 – 5.07%	900,000
2007	5.05 – 5.38%	1,100,000

		$8,852,500

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following:

	2002	2001	2000

Currently payable:
Federal	$211,456	$133,919	$237,015
State	72,443	64,077	81,238

	283,899	197,996	318,253

Deferred:
Federal	(26,394)	51,929	(10,992)
State	(5,444)	10,710	(2,267)

	(31,838)	62,639	(13,259)

Provision for income taxes	$252,061	$260,635	$304,994

NOTE 8 – INCOME TAXES – (continued)

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the loan loss provision, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

	2002	2001	2000

Accounting loan loss provision less than (in excess of) tax provision	$(93,756)	$73,703	$(7,610)
Accounting depreciation (less than) in excess of tax depreciation	20,069	(2,658)	7,815
Deferred compensation	(50,688)	(44,660)	(30,996)
Federal Home Loan Bank stock dividends	15,924	16,575	14,676
Mortgage servicing rights	84,984	32,108	4,607
Vacation accrual	(2,316)	(11,580)	—
Loans held-for-sale	(6,815)	—	—
Other differences	760	(849)	(1,751)

Net deferred income taxes	$(31,838)	$62,639	$(13,259)

The net deferred tax assets in the accompanying balance sheets include the following components:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$345,412	$251,656
Deferred compensation	306,975	256,287
Vacation accrual	17,756	15,440
Loans held-for-sale	6,815	—
Nonaccrual interest income	89	849

	677,047	524,232

NOTE 8 – INCOME TAXES – (continued)

	2002	2001

Deferred tax liabilities:
Mortgage servicing rights	$(234,102)	$(149,118)
Accumulated depreciation	(87,414)	(67,345)
Federal Home Loan Bank stock dividends	(110,905)	(94,981)

	(432,421)	(311,444)

Net deferred tax assets	$244,626	$212,788

Management believes, based upon the Bank’s historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

The tax provision differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2002	2001	2000

Federal income taxes at statutory rate	$365,116	$392,860	$401,007
State income tax expense, net of federal income tax benefit	46,778	50,332	52,946
Effect of nontaxable interest income	(152,953)	(174,240)	(150,322)
Other	(6,880)	(8,317)	1,363

	$252,061	$260,635	$304,994

Effective tax rate	23%	23%	26%

NOTE 9 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank is a party to financial instruments with off-balance- sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the accompanying balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s experience has been that nearly all loan commitments are drawn upon by customers. While most commercial letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the notional amounts of the Bank’s financial instruments with off-balance-sheet risk at December 31, 2002, were as follows:

Commitments to extend credit	$10,205,088
Commercial and standby letters of credit	50,000

$10,255,088

Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that has previously purchased and require the seller to repurchase the loan in the event of fraud material misstatement of fact in the loan application.

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2002. The Bank’s loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit, which is generally 15% of aggregate common stock and surplus.

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank’s financial instruments:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$3,886,203	$3,886,203	$2,276,107	$2,276,107
Interest-bearing deposits in banks	$8,078,510	$8,078,510	$3,080,000	$3,080,000
Trading securities	$—	$—	$3,276,527	$3,276,527
Available-for-sale securities	$13,913,137	$13,913,137	$18,435,026	$18,435,026
Restricted equity securities	$831,750	$831,750	$787,950	$787,950
Loans held-for-sale	$5,327,661	$5,327,661	$2,909,043	$2,909,043
Loans, net of allowance for loan losses and unearned income	$70,988,652	$70,915,130	$52,843,350	$53,574,000
Accrued interest receivable	$335,219	$335,219	$411,181	$411,181
Financial liabilities:
Demand, interest-bearing demand deposits, and savings deposits	$67,259,384	$67,259,384	$48,864,580	$48,864,580
Time deposits	$21,255,667	$21,394,510	$23,452,216	$23,560,117
Federal Home Loan Bank borrowings	$8,852,500	$8,852,500	$5,902,500	$5,902,500
Accrued interest payable	$90,179	$90,179	$126,900	$126,900

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS – (continued)

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments – The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

Years ending December 31, 2003	$133,160
2004	121,690
2005	123,026
2006	123,983
2007	98,368
Thereafter	231,778

$832,005

Total rental expense was $104,567, $63,208, and $48,971 in 2002, 2001, and 2000, respectively.

Legal contingencies – In the ordinary course of business, the Bank may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Bank.

NOTE 13 – STOCK OPTION PLAN

The Bank has an incentive stock option plan which was approved by its stockholders during 1994. The plan provides for an aggregate of 300,000 shares of the Bank’s unissued common stock to be granted to key employees. The purchase price of optioned shares is not to be less than the fair market value at the time the options are granted. Options granted are exercisable on the date five years after the option is granted, and expire ten years after the grant date, or the date the employee ceases employment with the Bank.

The following table summarizes stock option transactions in 2002, 2001, and 2000:

		Weighted
		Average
	Shares	Option Price

Stock options outstanding at December 31, 1999	28,332	$5.29
Stock options granted in 2000	2,788	$7.17

Stock options outstanding at December 31, 2000	31,120	$5.46
Stock options granted in 2001	10,390	$4.81

Stock options outstanding at December 31, 2001	41,510	$5.30
Stock options cancelled in 2002	(5,195)	$4.81

Stock options outstanding at December 31, 2002	36,315	$5.37

NOTE 14 – STOCK REPURCHASE PLAN

In order to increase the liquidity and marketability of the Bank’s stock, the Bank maintains a stock repurchase program as approved by the Oregon State Division of Finance and Corporate Securities. Under the plan and up to amounts approved by the State, the Bank may annually repurchase shares at the current market price from stockholders who wish to sell and have been unable to locate buyers after a reasonable period of time. The Bank did not repurchase any outstanding shares in 2002. During 2001, the Bank repurchased 43,925 shares of its common stock at a cost of $225,029 and an average share price of $5.12. During 2000, the Bank repurchased 82,699 shares of its common stock at a cost of $430,560 and an average share price of $5.21.

NOTE 15 – PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria have been met. Contributions to the plan totaled $50,926, $43,926, and $31,071 during 2002, 2001, and 2000, respectively.

The Bank has also established a nonqualified deferred compensation and incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2002, 2001, and 2000, the Bank recorded expenses of $73,437, $66,485, and $55,397, respectively, to fund the program.

NOTE 16 – EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank’s stock option plans. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2002
Basic earnings per share:
Income available to common stockholders	$821,809	2,124,904	$0.39

Effect of dilutive securities:
Outstanding common stock options	—	6,348

Income available to common stockholders plus assumed conversions	$821,809	2,131,252	$0.39

2001
Basic earnings per share:
Income available to common stockholders	$894,835	2,118,831	$0.42

Effect of dilutive securities:
Outstanding common stock options	—	819

Income available to common stockholders plus assumed conversions	$894,835	2,119,650	$0.42

2000
Basic earnings per share:
Income available to common stockholders	$874,437	2,178,745	$0.40

Effect of dilutive securities:
Outstanding common stock options	—	3,222

Income available to common stockholders plus assumed conversions	$874,437	2,181,967	$0.40

NOTE 17 – TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2002 and 2001, and for the years then ended were as follows:

	2002	2001

Loans outstanding, beginning of year	$1,331,784	$665,459
Additions	50,864	742,200
Repayments	(514,147)	(75,875)

Loans outstanding, end of year	$868,501	$1,331,784

NOTE 18 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (a defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which they are subject.

NOTE 18 – REGULATORY MATTERS – (continued)

As of the most recent notifications from their regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk- based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes may have changed the Bank’s category.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total capital to risk-weighted assets	$8,424,365	10.4%	$6,526,763	≥8.0%	$8,158,454	≥10.0%
Tier 1 capital to risk-weighted assets	$7,404,558	9.1%	$3,263,382	≥4.0%	$4,895,073	≥6.0%
Tier 1 capital to average assets	$7,404,558	7.2%	$3,744,277	≥4.0%	$4,680,347	≥5.0%
As of December 31, 2001:
Total capital to risk-weighted assets	$7,608,211	12.3%	$4,957,335	≥8.0%	$6,196,668	≥10.0%
Tier 1 capital to risk-weighted assets	$6,833,627	11.0%	$2,478,667	≥4.0%	$3,718,001	≥6.0%
Tier 1 capital to average assets	$6,833,627	8.7%	$3,126,975	≥4.0%	$3,908,719	≥5.0%

NOTE 19 – SUBSEQUENT EVENTS

On January 1, 2003, Oregon Pacific Bancorp (Bancorp), an Oregon corporation, was organized for the purpose of becoming the bank holding company of the Bank as approved by the stockholders of the Bank at a special meeting on December 19, 2002. The issued and outstanding shares of the common stock of the Bank were exchanged for shares of the common stock of Bancorp on a one-for-one exchange. Bancorp became the sole stockholder of the issued and outstanding common stock of the Bank.

On January 21, 2003, the Board of Directors of Bancorp authorized a cash dividend of $.05 per share payable on February 7, 2003, to stockholders of record on January 24, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 22, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 22, 2003, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements.

     The following financial statements are filed as part of this Form 10-K:

(1)	Independent Auditor’s Report.
Balance Sheets – December 31, 2002 and 2001.
Statements of Income and Comprehensive Income – Years Ended December 31,
2002, 2001, and 2000.
Statements of Changes in Stockholders’ Equity – Years Ended December 31,
2002, 2001, and 2000.
Statements of Cash Flows – Years Ended December 31, 2002, 2001, and 2000.
Notes to Financial Statements.

(2)	Financial statement schedules.

(b)	Reports on Form 8-K.

No Form 8-K reports were filed in the fourth quarter of 2002 by either the Company or the Bank.

(c)	Exhibits Required by Securities and Exchange Commission Regulation S-K.

The following Exhibits are filed as part of this Form 10-K.

3.1	Articles of Incorporation of Oregon Pacific Bancorp

3.2	Bylaws of Oregon Pacific Bancorp

21.1	List of Subsidiaries

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 28, 2003	OREGON PACIFIC BANCORP

	By:	/s/ Thomas K. Grove

Thomas K. Grove President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 28, 2003	Principal Executive Officer and Director:

	By:	/s/ Thomas K. Grove

Thomas K. Grove President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

	By:	/s/ Joanne A. Forsberg

Joanne A. Forsberg Secretary Controller and Chief Financial Officer of Oregon Pacific Banking Company

Directors:

/s/ A. J. Brauer

A. J. Brauer, Chairman of the Board

/s/ R. Gary Hoberg

R. Gary Hoberg, Vice Chairman of the Board

/s/ Lydia G. Brackney

Lydia G. Brackney, Director

/s/ Forrest G. Grigsby

Forrest G. Grigsby, Director

/s/ Robert R. King

Robert R. King, Director

/s/ Marteen L. Wick

Marteen L. Wick, Director

/s/ Richard L. Yecny

Richard L. Yecny, Director

Certification Required By Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934.

CERTIFICATIONS

          I, Thomas K. Grove, President and Chief Executive Officer of Oregon Pacific Bancorp (the “Company”) and of Oregon Pacific Banking Co. (the “Bank”), certify that:

          1. I have reviewed this annual report on Form 10-K of the Company;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Bank as of, and for, the periods presented in this annual report;

          4. The Company’s and the Bank’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and the Bank and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company and the Bank, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Company’s and the Bank’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Company’s and the Bank’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s and the Bank’s auditors and the audit committee of the Bank’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s and the Bank’s ability to record, process, summarize and report financial data and have identified for the Company’s and the Bank’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s and the Bank’s internal controls; and

          6. The Company’s and the Bank’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ Thomas K. Grove

Thomas K. Grove President and Chief Executive Officer

Certification Required By Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934.

          I, Joanne Forsberg, Secretary of Oregon Pacific Bancorp (the “Company”) and Chief Financial Officer of Oregon Pacific Banking Co. (the “Bank”), certify that:

          1. I have reviewed this annual report on Form 10-K of the Company;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Bank as of, and for, the periods presented in this annual report;

          4. The Company’s and the Bank’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and the Bank and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company and the Bank, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Company’s and the Bank’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Company’s and the Bank’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s and the Bank’s auditors and the audit committee of the Bank’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s and the Bank’s ability to record, process, summarize and report financial data and have identified for the Company’s and the Bank’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s and the Bank’s internal controls; and

          6. The Company’s and the Bank’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ Joanne Forsberg

Joanne Forsberg, Secretary and Chief Financial Officer

EXHIBIT INDEX

1.	Exhibits Attached.

The following exhibits are attached to this Form 10-K.

EXHIBIT		PAGE

3.1	Articles of Incorporation of Oregon Pacific Bancorp	77
3.2	Bylaws of Oregon Pacific Bancorp	79
21.1	List of Subsidiaries	85
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	86
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	87