Form 10-Q
period 2003-03-31
OREGON PACIFIC BANCORP
filed 2003-04-30
CIK 1216128

FORM 10-Q

UNITED STATES
FEDERAL RESERVE BOARD

Washington, D.C. 20551

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

OREGON PACIFIC BANCORP

(Exact name of small business issuer as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	71-0918151 (I.R.S. Employer Identification No.)

1355 Highway 101
Florence, Oregon 97439
(Address of principal executive offices)

(541) 997-7121
(Issuer’s telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]  No [  ]

          The number of shares outstanding of the issuer’s Common Stock, no par value, as of April 30, 2003, was 2,140,353.

OREGON PACIFIC BANCORP

INDEX

Part I.	Financial Information
	Item 1.	Financial statements
		Consolidated balance sheets	3
		Consolidated statements of income and comprehensive income	4-5
		Consolidated statements of changes in stockholders’ equity	6
		Consolidated statements of cash flows	7-8
		Notes to consolidated financial statements	9-11
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	11-15
	Item 3.	Quantitive and Qualitive Disclosures about Market Risk	16
	Item 4.	Controls and Procedures	16-17
Part II.	Other Information		17
	Signatures		18
	Certification of Chief Executive Officer and Chief Financial Officer		19-20

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$3,164,911	$3,886,203
Interest-bearing deposits in banks	8,467,436	8,078,510
Available-for-sale securities, at fair value	14,362,413	13,913,137
Restricted equity securities	843,900	831,750
Loans held for sale	3,657,129	5,327,661
Loans, net of allowance for loan losses and unearned income	76,113,293	70,988,652
Premises & equipment, net	2,815,749	2,726,595
Other real estate owned	10,259	117,494
Accrued interest and other assets	1,494,122	1,149,886

Total assets	$110,929,212	$107,019,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$17,500,491	$18,512,436
Interest-bearing demand deposits	39,130,297	35,996,332
Savings deposits	13,041,509	12,750,616
Time certificate accounts:
$100,000 or more	7,843,659	7,629,913
Other time certificate accounts	15,090,836	13,625,754

Total deposits	92,606,792	88,515,051

Other liabilities
Federal Home Loan Bank borrowings	8,740,000	8,852,500
Other borrowings	250,000	0
Deferred compensation liability	832,743	795,272
Accrued interest and other liabilities	491,504	964,143

Total liabilities	102,921,039	99,126,966

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,140,353 and 2,135,244 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	4,705,085	939,507
Surplus	—	3,730,019
Undivided profits	2,816,679	2,735,032
Accumulated other comprehensive income, net of tax	486,409	488,364

Total stockholders’ equity	8,008,173	7,892,922

Total liabilities and stockholders’ equity	$110,929,212	$107,019,888

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,530,299	$1,218,189
Interest on investment securities:
U.S. Teasuries and agencies	29,169	52,697
State and political subdivisions	88,996	111,650
Corporate and other investments	62,267	93,564
Interest on deposits in banks	22,871	5,797

Total interest income	1,733,602	1,481,897

INTEREST EXPENSE
Interest-bearing demand deposits	161,553	99,051
Savings deposits	39,805	48,433
Time deposits	146,635	204,931
Other borrowings	92,159	62,449

Total interest expense	440,152	414,864

Net interest income	1,293,450	1,067,033
PROVISION FOR LOAN LOSSES	50,000	35,000

Net interest income after provision for loan losses	1,243,450	1,032,033

NONINTEREST INCOME
Mortgage loan sales and servicing fees	386,714	259,899
Service charges and fees	102,055	87,707
Investment sales commissions	25,496	50,742
Trust fee income	102,162	82,645
Other income	15,978	24,600

Total noninterest income	632,405	505,593

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Unaudited)
(continued)

	Three Months Ended March 31,
	2003	2002

NONINTEREST EXPENSE
Salaries and benefits	1,002,829	814,534
Occupancy	156,827	102,897
Supplies	50,461	42,059
Postage and freight	22,891	18,780
Outside services	155,322	94,451
Advertising	36,036	27,694
Loan collection expense	39,538	20,814
Securities and trust department expenses	33,207	52,205
Other expenses	117,358	88,411

Total noninterest expense	1,614,469	1,261,845

INCOME BEFORE INCOME TAXES	261,386	275,781
PROVISION FOR INCOME TAXES	73,000	61,000

NET INCOME	188,386	214,781
OTHER COMPREHENSIVE INCOME
Unrealized holding loss arising during the period	(1,955)	(65,926)

COMPREHENSIVE INCOME	$186,431	$148,855

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.09	$0.10

Diluted earnings per share	$0.09	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,138,196	2,115,762

Diluted earnings per share	2,152,012	2,129,237

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock			Undivided	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Profits	Income	Equity

Balance, December 31, 2001 (Audited)	2,112,493	$929,497	$3,609,063	$2,295,068	$277,687	$7,111,315
Cash dividends paid	—	—	—	(250,879)	—	(250,879)
Dividends reinvested in stock	22,751	10,010	120,956	(130,966)	—	—
Net income and comprehensive income	—	—	—	821,809	210,677	1,032,486

Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation		3,730,019	(3,730,019)			—
Cash dividends paid				(71,180)		(71,180)
Dividends reinvested in stock	5,109	35,559		(35,559)		—
Net income and comprehensive income				188,386	(1,955)	186,431

Balance, March 31, 2003 (Unaudited)	2,140,353	$4,705,085	$—	$2,816,679	$486,409	$8,008,173

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188,386	$214,781
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	82,759	73,907
Provision for possible loan losses	50,000	35,000
Federal Home Loan Bank stock dividends	(11,500)	(9,600)
Net change in mortgage loans held-for-sale	1,670,532	1,569,835
Loss (gain) on disposition of premises, equipment, and other real estate	2,286	(6,240)
Decrease in trading securities	—	3,276,527
Net increase in accrued interest and other assets	(342,933)	(115,628)
Net decrease in accrued interest and other liabilities	(435,168)	(164,648)

Net cash from operating activities	1,204,362	4,873,934

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	1,055,347	1,324,195
Purchases of available-for-sale-securities	(1,517,560)	(2,004,435)
Proceeds from sale (purchase) of restricted equity securities	(650)	450
Net increase in interest-bearing deposits in banks	(388,926)	(1,855,000)
Loans originated, net of principal repayments	(5,174,641)	(923,632)
Purchase of premises and equipment	(162,234)	(69,025)
Proceeds from sale of other real estate	104,949	98,643
Additions to other real estate owned	—	(5,217)

Net cash from investing activities	(6,083,715)	(3,434,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	2,412,913	2,252,176
Net increase (decrease) in time deposits	1,678,828	(3,782,204)
Proceeds from Federal Home Loan Bank borrowings	—	—
Repayment of Federal Home Loan Bank borrowings	(112,500)	487,500
Proceeds from other bank borrowing	250,000	—
Cash dividends paid	(71,180)	(69,905)

Net cash from financing activities	4,158,061	(1,112,433)

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued)

	Three Months Ended March 31,
	2003	2002

CASH AND CASH EQUIVALENTS, beginning of period	$3,886,203	$2,276,107

CASH AND CASH EQUIVALENTS, end of period	$3,164,911	$2,603,587

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$435,976	$449,708

Cash paid for income taxes	$2,880	$4,398

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$35,559	$35,719

Oregon Pacific Bancorp
Notes to Financial Statements
March 31, 2003 and 2002
(Unaudited)

Note 1 – Organization and Basis of Presentation

Oregon Pacific Bancorp (the “Company”), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The financial information included in this interim report has been prepared by management without audit by independent public accountants. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2002 Annual Report to Shareholders.

Stock options – The Company measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended March 31, 2003. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for March 31, 2003 and 2002 would approximate the pro forma amounts below.

	3 Months Ended
	March 31,

	2003	2002

Net earnings, as reported	$188,386	$214,781
Deduct: Total stock-based employee
compensation expense determined under the fair value-based method for all awards, net of related tax effects	(121)	(66)

Pro forma net earnings	$188,265	$214,715

Basic earnings per common share:
As reported	$0.09	$0.10
Pro forma	$0.09	$0.10
Diluted earnings per common share:
As reported	$0.09	$0.10
Pro forma	$0.09	$0.10

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for March 31, 2003 and 2002:

	2003		2002

Dividend yield		0.05%		0.05%
Expected life (years)		7		7
Expected volatility		0.01%		0.01%
Risk-free rate	4.84%	– 5.04%	4.84%	– 5.04%

Reclassifications – Certain reclassifications have been made to the 2002 financial statements to conform with current year presentations.

Note 2 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	MAR. 31, 2003	DEC. 31, 2002

Real estate	$15,559,524	$15,786,018
Commercial	56,171,537	50,608,475
Installment	6,017,818	6,172,952
Overdrafts	32,307	54,995

	77,781,186	72,622,440
Allowance for loan losses	(1,223,575)	(1,173,025)
Unearned loan fees	(444,318)	(460,763)

	$76,113,293	$70,988,652

Changes in the allowance for loan losses were as follows for the three-months ended:

	MAR. 31, 2003	DEC. 31, 2002

Balance, beginning of the period	$1,173,025	$902,104
Provision for possible losses	50,000	280,100
Losses	—	(12,620)
Recoveries	550	3,441

Balance, end of period	$1,223,575	$1,173,025

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 2003 and December 31, 2002 were approximately $7,000 and $60,000, respectively.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2003 or December 31, 2002.

Note 3 – Earnings per Share of Common Stock

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses and contingencies and the mortgage servicing asset. Estimates are based upon historical experience, current economic conditions, and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Oregon Pacific Bancorp (the “Company”), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) effective January 1, 2003. The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. In 2002, the Bank expanded from its main office and a full-service Safeway store branch, both located in Florence to three additional Oregon locations including Roseburg, Coos Bay and Sutherlin. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services. Such services are provided at the main office in Florence and at offices in Roseburg and Coos Bay, Oregon.

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

The Company reported net income of $188,000 or $.09 per basic share for the three months ended March 31, 2003. This compares to Bank income of $215,000 or $.10 per basic share for the same period in the prior year. The decrease in earnings is largely attributable to an increase in noninterest expense following the opening of three branches in 2002 without sufficient new revenues to offset that growth in infrastructure.

Financial Condition

Total assets at March 31, 2003 were $110,929,000 compared to $107,020,000 at December 31, 2002, an increase of $3,909,000 (3.7%). The increase was due primarily to new loans ($5.12 million), partially offset by the decrease of loans held-for-sale ($1.67 million).

Total deposits increased $4,092,000 (4.6%) in the three-month period since December 31, 2002. The increase was in interest-bearing demand deposits as the bank’s interest rate on one newer demand deposit product is attractive to depositors.

March 31, 2003 stockholders’ equity was $8,008,000, an increase of $115,000 from December 31, 2002. This change resulted from consolidated net income partially offset by cash dividends paid ($71,000).

Results of Operations

Net interest income

Net interest income is the Bank’s primary source of revenue. Net interest income is the difference between interest income earned from loans and the investment portfolio, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in volume and changes in rate. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities.

Net interest income on a tax-equivalent basis was $1,336,000 for the quarter ended March 31, 2003 compared to $1,131,000 for the same period in 2002 (see Table 1). The $205,000 increase was due to an increase in the volume of loans and a decrease in the cost of funds. The effective rate on interest-bearing liabilities for the quarter was 2.18% compared to 2.73% for the same period in 2002. The increase in interest income of $230,000 was due to a $418,000 increase from the increase in average loans outstanding of $22,510,000 from the same period one year ago, partially offset by decreased average rates earned.

Table 1

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Three Months Ended Mar 31, 2003			Three Months Ended Mar 31, 2002			Increase (Decrease)

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change

Interest-earning assets:
Loans (2)	$79,593	$1,530	7.69%	$57,083	$1,218	8.53%	$480	$(167)	$313
Investment securities
Taxable securities	7,709	97	5.03%	13,190	152	4.61%	(63)	8	(55)
Nontaxable securities (1)	7,416	126	6.80%	8,691	170	7.82%	(25)	(19)	(44)
Interest-earning balances due from banks	7,582	23	1.21%	1,423	6	1.69%	26	(9)	17

Total interest-earning assets	102,300	1,776	6.94%	80,387	1,546	7.69%	418	(187)	231

Cash and due from banks	3,706			2,550
Premises and equipment, net	2,780			1,742
Other real estate	79			84
Loan loss allowance	(1,192)			(914)
Other assets	900			1,219

Total assets	$108,573			$85,068

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$50,465	$201	1.59%	$33,033	$148	1.79%	$78	$(25)	$53
Time deposit and IRA accounts	21,297	147	2.76%	21,383	205	3.83%	(1)	(57)	(58)
Borrowed funds	8,793	92	4.19%	6,435	62	3.85%	23	7	30

Total interest-bearing liabilities	80,555	440	2.18%	60,851	415	2.73%	100	(75)	25

Noninterest-bearing deposits	18,065			15,719
Other liabilities	1,929			1,217

Total liabilities	100,549			77,787
Shareholders’ equity	8,024			7,281

Total liabilities and share- holders’ equity	$108,573			$85,068

Net interest income		$1,336			$1,131		$318	$(112)	$206

Net interest spread			4.76%			4.96%

Net interest expense to average earning assets			1.72%			2.07%

Net interest margin			5.22%			5.63%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)	Nonaccrual loans are included in the average balance.

Provision for Loan Losses

A provision of $50,000 was made for the three months ended March 31, 2003 compared to $35,000 in the same period in 2002. The allowance for loan losses at March 31, 2003 was 1.5% of gross loans, as compared to 1.6% at December 31, 2002. Non-performing assets at March 31, 2003 totaled $17,000 or 0.02% of loans. Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at March 31, 2003. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $127,000 or 25.1% for the three months ended March 31, 2003 as compared to the same period in 2002. The increase was primarily the result of increased mortgage loan sales from loan refinances and home purchases during this period of historically low mortgage rates.

Noninterest Expense

Noninterest expense increased $353,000 or 27.9% for the three months ended March 31, 2003 over the same period one year ago. The increase is attributable to costs associated with the Bank’s focus on growth as it expanded into three new locations.

The provision for income taxes at both March 31, 2003 and 2002 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments.

Liquidity and Capital Resources

Liquidity management involves the ability to meet cash flow requirements. The Bank’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowing arrangements through the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. The Bank’s investment portfolio is another source of funds, if needed. The investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Management is satisfied that liquidity is sufficient at March 31, 2003. There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

In the first quarter of 2003, the Company negotiated a one-year $1.0 million line-of-credit with U. S. Bank which may be used to make capital contributions to the Bank.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2003, the Bank’s leverage and total risk-based ratios were 7.20% and 10.26% respectively, which exceed the well-capitalized threshold.

Item 3.       Quantitive and Qualitive Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Bank’s financial condition and results of operations.

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of senior management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors. The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise.

In an effort to assess market risk, the Bank utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income. Certain assumptions are made regarding loan prepayments and decay rates of demand deposit accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effects of actual changes in interest on these assumptions may differ from simulated results.

Using net income simulation and given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 25% within a one-year period. The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 2003 levels.

INCREASE OR	ESTIMATED FINANCIAL
DECREASE IN	IMPACT ON
INTEREST RATES	NET INCOME

2.0%	$33,000
1.0%	$23,000
-1.0%	($20,000)
-2.0%	($131,000)

There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2002.

Item 4.      Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 (c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART 2.      OTHER INFORMATION

Item 1.  Legal proceedings.

The Bank is not currently involved in any material litigation or legal proceeding and is not aware of any potential material litigation or proceeding threatened against it.

Item 2.  Changes in securities and use of proceeds.

Effective January 1, 2003, the Company issued 2,135,244 shares of common stock to Bank shareholders in exchange for the Bank shares held by such shareholders. The exchange was on a one-for-one basis, in order to consummate a shareholder-approved plan of share exchange in connection with the formation of the Company as the one-bank holding company of the Bank. Such issuance was exempt from registration under Section 3(12) of the Securities Act of 1933.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

3.1	Articles of Incorporation of Oregon Pacific Bancorp*

3.2	Bylaws of Oregon Pacific Bancorp*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

*	Incorporated by reference to the Bank’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

**	Filed herewith.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on April 30, 2003.

OREGON PACIFIC BANKING CO.

By:	/s/ Thomas K. Grove

Thomas K. Grove President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne A. Forsberg

Joanne A. Forsberg Secretary and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

          I, Thomas K. Grove, President and Chief Executive Officer of Oregon Pacific Bancorp (the “Company”), certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of the Company;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

          6.     The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003.

/s/ Thomas K. Grove Thomas K. Grove President & Chief Executive Officer

          I, Joanne A. Forsberg, Secretary of Oregon Pacific Bancorp (the “Company”), certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of the Company;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

          6.     The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003.

/s/Joanne A. Forsberg
Joanne A. Forsberg Secretary Chief Financial Officer of Oregon Pacific Banking Co.