Form 10-Q
period 2003-06-30
OREGON PACIFIC BANCORP
filed 2003-08-14
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

OREGON PACIFIC BANCORP

(Exact name of small business issuer as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	71-0918151 (I.R.S. Employer Identification No.)

1355 Highway 101
Florence, Oregon 97439
(Address of principal executive offices)

(541) 997-7121
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares outstanding of the issuer’s Common Stock, no par value, as of July 31, 2003, was 2,164,573.

OREGON PACIFIC BANCORP

INDEX

Part I.	Financial Information
	Item 1.	Financial statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income and Comprehensive Income	4-5
		Consolidated Statements of Changes in Stockholders’ Equity	6
		Consolidated Statements of Cash Flows	7-8
		Notes to Consolidated Financial Statements	9-11
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	11-17
	Item 3.	Quantitive and Qualitive Disclosures about Market Risk	17-18
	Item 4.	Controls and Procedures	18
Part II.	Other Information		18-19
	Signatures		20
	Certification of Chief Executive Officer and Chief Financial Officer		21-22

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$4,199,963	$3,886,203
Interest-bearing deposits in banks	1,242,772	8,078,510
Trading securities	6,004,513	—
Available-for-sale securities, at fair value	15,706,259	13,913,137
Restricted equity securities	853,100	831,750
Loans held for sale	4,975,691	5,327,661
Loans, net of allowance for loan losses and unearned income	78,385,383	70,988,652
Premises & equipment, net	3,091,424	2,726,595
Other real estate owned	10,259	117,494
Accrued interest and other assets	1,557,840	1,149,886

Total assets	$116,027,204	$107,019,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$20,668,007	$18,512,436
Interest-bearing demand deposits	41,985,719	35,996,332
Savings deposits	13,151,718	12,750,616
Time certificate accounts:
$100,000 or more	6,965,318	7,629,913
Other time certificate accounts	14,616,773	13,625,754

Total deposits	97,387,535	88,515,051

Other liabilities
Federal Home Loan Bank borrowings	8,577,500	8,852,500
Other borrowings	250,000	—
Deferred compensation liability	869,374	795,272
Accrued interest and other liabilities	581,532	964,143

Total liabilities	107,665,941	99,126,966

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,164,573 and 2,135,244 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	4,834,076	939,507
Surplus	—	3,730,019
Undivided profits	2,985,015	2,735,032
Accumulated other comprehensive income, net of tax	542,172	488,364

Total stockholders’ equity	8,361,263	7,892,922

Total liabilities and stockholders’ equity	$116,027,204	$107,019,888

See Accompanying Notes

OREGON PACIFIC BANKING CO.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,609,308	$1,281,427	$3,139,607	$2,499,615
Interest on investment securities:			—
U.S. Teasuries and agencies	26,539	53,612	55,708	106,309
State and political subdivisions	92,558	188,322	181,554	299,972
Corporate and other investments	99,165	43,906	161,432	137,470
Interest on deposits in banks	15,795	14,262	38,666	20,059

Total interest income	1,843,365	1,581,529	3,576,967	3,063,425

INTEREST EXPENSE
Interest-bearing demand deposits	143,493	100,399	305,046	199,450
Savings deposits	36,848	50,385	76,653	98,818
Time deposits	146,358	164,324	292,993	369,255
Other borrowings	93,850	86,152	186,009	148,601

Total interest expense	420,549	401,260	860,701	816,124

Net interest income	1,422,816	1,180,269	2,716,266	2,247,301
PROVISION FOR LOAN LOSSES	40,000	44,000	90,000	79,000

Net interest income after provision for loan losses	1,382,816	1,136,269	2,626,266	2,168,301

NONINTEREST INCOME
Mortgage loan sales and servicing fees	318,213	154,007	704,927	413,907
Service charges and fees	110,203	90,250	212,258	177,957
Investment sales commissions	21,672	67,460	47,168	118,202
Trust fee income	115,429	93,122	217,591	175,767
Other income	32,926	18,006	48,904	42,606

Total noninterest income	598,443	422,845	1,230,848	928,439

OREGON PACIFIC BANKING CO.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NONINTEREST EXPENSE
Salaries and benefits	$1,006,959	$785,324	$2,009,788	$1,599,858
Occupancy	155,401	137,106	312,228	240,003
Supplies	48,010	44,441	98,471	86,500
Postage and freight	27,306	18,519	50,197	37,299
Outside services	174,583	97,440	329,905	191,891
Advertising	23,483	22,061	59,519	49,755
Loan collection expense	45,803	12,954	85,341	33,768
Securities and trust department expenses	31,414	47,739	64,621	99,944
Other expenses	150,175	104,260	267,533	192,671

Total noninterest expense	1,663,134	1,269,844	3,277,603	2,531,689

INCOME BEFORE INCOME TAXES	318,125	289,270	579,511	565,051
PROVISION FOR INCOME TAXES	64,172	62,000	137,172	123,000

NET INCOME	253,953	227,270	442,339	442,051
OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	55,763	167,977	53,808	102,051

COMPREHENSIVE INCOME	$309,716	$395,247	$496,147	$544,102

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.12	$0.11	$0.21	$0.21

Diluted earnings per share	$0.12	$0.11	$0.21	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,143,539	2,121,423	2,140,882	2,118,608

Diluted earnings per share	2,145,883	2,130,591	2,143,451	2,125,355

See Accompanying Notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock			Undivided	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Profits	Income	Equity

Balance, December 31, 2001 (Audited)	2,112,493	$929,497	$3,609,063	$2,295,068	$277,687	$7,111,315
Cash dividends paid	—	—	—	(250,879)	—	(250,879)
Dividends reinvested in stock	22,751	10,010	120,956	(130,966)	—	—
Net income and comprehensive income	—	—	—	821,809	210,677	1,032,486

Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation	—	3,730,019	(3,730,019)	—	—	—
Exercise of stock options	20,000	100,000	—		—	100,000
Cash dividends paid	—	—	—	(127,806)	—	(127,806)
Dividends reinvested in stock	9,329	64,550	—	(64,550)	—	—
Net income and comprehensive income	—	—	—	442,339	53,808	496,147

Balance, June 30, 2003 (Unaudited)	2,164,573	$4,834,076	$—	$2,985,015	$542,172	$8,361,263

See Accompanying Notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442,339	$442,051
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	172,381	151,547
Provision for loan losses	90,000	79,000
Federal Home Loan Bank stock dividends	(20,700)	(19,400)
Net change in mortgage loans held-for-sale	351,970	(26,920)
Loss (gain) on disposition of premises, equipment, and other real estate	2,286	(5,432)
(Increase) decrease in trading securities	(6,004,513)	3,276,527
Net increase in accrued interest and other assets	(443,826)	(21,083)
Net decrease in accrued interest and other liabilities	(308,509)	47,783

Net cash from operating activities	(5,718,572)	3,924,073

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	2,502,713	6,259,100
Purchases of available-for-sale-securities	(4,233,145)	(2,004,435)
Proceeds from (purchase) sale of restricted equity securities	(650)	450
Net increase (decrease) in interest-bearing deposits in banks	6,835,738	(1,760,000)
Loans originated, net of principal repayments	(7,486,731)	(8,641,331)
Purchase of premises and equipment	(510,220)	(890,779)
Proceeds from sale of other real estate	104,949	98,643
Additions to other real estate owned	—	(5,217)

Net cash from investing activities	(2,787,346)	(6,943,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	8,546,060	5,887,005
Net increase (decrease) in time deposits	326,424	(4,116,265)
Proceeds from Federal Home Loan Bank borrowings	550,000	2,500,000
Repayment of Federal Home Loan Bank borrowings	(825,000)	(525,000)
Proceeds from other bank borrowing	250,000	—
Cash received in exercise of stock options	100,000	—
Cash dividends paid	(127,806)	(139,576)

Net cash from financing activities	8,819,678	3,606,164

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	313,760	586,668

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30,

	2003	2002

CASH AND CASH EQUIVALENTS, beginning of period	$3,886,203	$2,276,107

CASH AND CASH EQUIVALENTS, end of period	$4,199,963	$2,862,775

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$64,550	$72,008

Unrealized gain (loss) on available for sale securities, net of tax	$53,808	$102,051

See Accompanying Notes

Oregon Pacific Banking Co.
Notes to Financial Statements
June 30, 2003 and 2002
(Unaudited)

Note 1 – Basis of Presentation

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

The financial information included in this interim report has been prepared by management without audit by independent public accountants. The unaudited interim financial statements of the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2002 Annual Report to Shareholders.

Stock options – The Company measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended June 30, 2003. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for June 30, 2003 and 2002 would approximate the pro forma amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings, as reported	$253,953	$227,270	$442,339	$442,051
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(121)	(66)	(242)	(132)

Pro forma net earnings	$253,832	$227,204	$442,097	$441,919

Basic earnings per common share:
As reported	$0.12	$0.11	$0.21	$0.21
Pro forma	$0.12	$0.11	$0.21	$0.21
Diluted earnings per common share:
As reported	$0.12	$0.11	$0.21	$0.21
Pro forma	$0.12	$0.11	$0.21	$0.21

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2003 and 2002:

	2003	2002

Dividend yield	0.05%	0.05%
Expected life (years)	7	7
Expected volatility	0.01%	0.01%
Risk-free rate	4.84% – 5.04%	4.84% – 5.04%

Reclassifications – Certain reclassifications have been made to the 2002 financial statements to conform to current year presentations.

Note 2 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2003	DEC. 31, 2002

Real estate	$15,184,139	$15,786,018
Commercial	59,065,100	50,608,475
Installment	5,815,469	6,172,952
Overdrafts	18,496	54,995

	80,083,204	72,622,440
Allowance for loan losses	(1,265,642)	(1,173,025)
Unearned loan fees	(432,179)	(460,763)

	$78,385,383	$70,988,652

Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2003	JUN. 30, 2002

Balance, beginning of the period	$1,173,025	$902,104
Provision for losses	90,000	79,000
Losses	(2,446)	—
Recoveries	5,063	350

Balance, end of period	$1,265,642	$981,454

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. There were no loans on nonaccrual status at June 30, 2003 compared to $350,000 at December 31, 2002.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either June 30, 2003 or December 31, 2002.

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

Item 2. Management’s discussion and analysis or plan of operation

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

The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the bank is overseen by a

Board of Directors selected by the Company, the sole owner of the Bank. Currently the respective members of the Board of Directors of the Bank and the Company are identical.

The Company reported net income of $254,000 or $.12 per basic share and $442,000 or $.21 per basic share for the three months and six months ended June 30, 2003. This compares to Bank income of $227,000 or $.11 per basic share and $442,000 or $.21 per basic share for the same periods in the prior year. Earnings for the six month periods are nearly the same, but the second quarter of 2003 shows a growth in both net interest income and noninterest income while noninterest expense growth began to level off following the opening of three branches in 2002 that required a growth in infrastructure. Net income before income taxes for the three month period ending June 30, 2003 was $318,000 compared to $289,000 for the same period in the prior year for an increase of 10.0% primarily from loan growth. The provision for income taxes did not increase proportionately due to a refund of 1998 taxes following the outcome of an Internal Revenue Service audit.

Financial Condition

Total assets at June 2003 were $116,027,000 compared to $107,020,000 at December 31, 2002, an increase of $9,007,000 (8.4%). The increase was due primarily to an increase in net loans of $7,397,000 funded by an increase in customer deposits which increased $8,872,000, or 10.0%. The increase primarily was in interest-bearing demand deposits as the Bank’s interest rate on one newer demand deposit product is attractive to depositors.

Premises and equipment increased by $365,000 as construction on has begun on permanent facilities for the two branches located in Roseburg and Coos Bay.

June 30, 2003 shareholders’ equity was $8,361,000, an increase of $468,000 from December 31, 2002. This change resulted from net income, an exercise of stock options by an executive officer ($100,000), and an increase in unrealized gains on available-for-sale securities ($56,000), partially offset by cash dividends paid ($128,000).

Results of Operations

Net interest income

Net interest income is the Bank’s primary source of revenue. Net interest income is the difference between interest income earned from loans and the investment portfolio, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in volume and changes in rate. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities.

Net interest income on a tax-equivalent basis was $2,808,000 for the six months ended June 30, 2003 compared to $2,362,000 for the same period in 2002 (see Table 1). The $446,000 increase primarily was due to an increase in average loans, and was partially offset a decrease in the rates earned on loans. The increase in interest-bearing liabilities was almost fully offset by the decrease in the rates paid on deposits. Average loans were up $21,431,000, while average rates on loans were down 0.68%. Average interest-bearing liability balances were up $21,470,000 while average rates on deposits and borrowed funds were down 0.59%. The net interest spread, which is the difference between the yield of interest-earning assets less the cost of interest-

bearing liabilities, decreased 0.22% during the first half of 2003 compared with the first half of 2002. As a consequence of the historically low interest rate climate of the past year, the net interest margin eased to 5.35% compared to 5.80% for the six month period in the prior year. The ongoing low interest rate climate continues to cause declining loan yields that compress against an already low cost of funds.

Table I

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002			Increase (Decrease)

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change

Interest-earning assets:
Loans (2)	$80,282	$3,140	7.82%	$58,851	$2,500	8.50%	$910	$(270)	$640
Investment securities Taxable securities	10,769	229	4.25%	11,206	323	5.76%	(13)	(81)	(94)
Nontaxable securities (1)	7,106	258	7.26%	8,955	335	7.48%	(69)	(8)	(77)
Interest-earning balances due from banks	6,798	39	1.15%	2,457	20	1.63%	35	(16)	19

Total interest-earning assets	104,955	3,666	6.99%	81,469	3,178	7.80%	863	(375)	488

Cash and due from banks	3,494			2,671
Premises and equipment, net	2,881			2,040
Other real estate	45			42
Loan loss allowance	(1,216)			(933)
Other assets	1,469			1,232

Total assets	$111,628			$86,521

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$52,145	$382	1.47%	$33,764	$298	1.77%	$162	$(78)	$84
Time deposit and IRA accounts	21,816	293	2.69%	20,283	369	3.64%	28	(104)	(76)
Borrowed funds	8,780	183	4.17%	7,224	149	4.13%	32	2	34

Total interest-bearing liabilities	82,741	858	2.07%	61,271	816	2.66%	222	(180)	42

Noninterest-bearing deposits	18,982			16,635
Other liabilities	1,667			1,257

Total liabilities	103,390			79,163
Shareholders’ equity	8,238			7,358

Total liabilities and share- holders’ equity	$111,628			$86,521

Net interest income		$2,808			$2,362		$641	$(195)	$446

Net interest spread			4.92%			5.14%

Net interest expense to average earning assets			1.63%			2.00%

Net interest margin			5.35%			5.80%

1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
2)	Includes loan fees.

Provision for Loan Loss

The loan loss provision was $50,000 for the three months ended June 30, 2003 compared to $44,000 in the same period in 2002. The provision was $90,000 for the six months ended June 30, 2003 compared to $79,000 in 2002. The provision was in response to the growth of the loan portfolio. The allowance for loan losses at June 30, 2003 was 1.58% of gross loans compared to 1.62% at December 31, 2002. There were no non-performing loans at June 30, 2003. Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at June 30, 2003. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $302,000 or 32.6% for the six months ended June 2003 as compared to the same period in 2002, and $176,000 or 41.5% for the second quarter of 2003. The change was primarily the result of increased mortgage loan sales as a result of refinances during this time of low mortgage interest rates.

Noninterest Expense

Noninterest expense increased $746,000 or 29.5% for the six months and $393,000 or 31.0% for the three months ended June 30, 2003 over the same periods one year ago. The increase is attributable primarily to an increase in salaries and benefits. Salaries and benefits expenses have increased as expected with growth from the Bank’s opening of the new branches as well as new staff in the real estate mortgage loan office to handle the increased business. “Other” expenses increased $75,000 for the six months ended June 30, 2003 primarily as a result of interest expense on 1998 taxes as required by an IRS audit ($24,000), increased deferred compensation ($13,000) and training and travel expenses ($12,000).

The provision for income taxes at both June 30, 2003 and 2002 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments except for the adjustment discussed above.

Liquidity and Capital Resources

Liquidity management involves the ability to meet cash flow requirements. The Bank’s major sources of liquidity are customer deposits, maturities or calls of investment securities, the use of borrowing arrangements with the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. The Bank’s investment portfolio is another source of funds, if needed. The investment portfolio is of good quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments. Management is satisfied that liquidity is sufficient at June 30, 2003. There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

In the state of Oregon, a limitation exists for property and equipment not to exceed 50% of tier I and II capital. As the Bank expects to exceed this limitation before the Roseburg and Coos Bay facilities are completed, in the second quarter of 2003 the Bank made a request to the State, which was granted, to waive the limitation until third quarter 2004 when the Bank expects to be back in compliance.

For purposes of determining a bank’s deposit insurance assessment in the amount of, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2003, the Bank’s leverage and total risk-based ratios were 6.98% and 10.09% respectively, which exceed the well-capitalized threshold.

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

Using net income simulation and given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 25% within a one-year period. The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the June 30, 2003 levels.

INCREASE OR	ESTIMATED FINANCIAL
DECREASE IN	IMPACT ON NET
INTEREST RATES	INTEREST MARGIN

2.0%	$339,000
1.0%	$173,000
-1.0%	($162,000)
-2.0%	($201,000)

There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 (c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART 2.	OTHER INFORMATION

Item 1.	Legal proceedings

The Bank is not currently involved in any material litigation or legal proceeding and is not aware of any potential material litigation or proceeding threatened against it.

Item 2.	Changes in securities and use of proceeds

None.

Item 3.	Defaults upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

The Annual Meeting of Stockholders was held on April 22, 2003. There were 2,140,193 shares of common stock that could be voted, and 1,584,715 shares present at the meeting by holders thereof by proxy, which constituted a quorum. The following is a summary of the results of the vote:

     Vote for the election of Directors:

Nominees	Term	Votes:	For	Withheld	Against

A. J. Brauer, M.D.	Three Years		1,581,188	3,527	0
Lydia G. Brackney	Three Years		1,581,357	3,358	0
Richard L. Yecny	Three Years		1,580,440	4,275	0

     Approval of 2003 Stock Incentive Plan:

Votes:	For	Against	Abstain	Non-Vote

	1,303,409	91,318	41,878	141,110

Item 5.	Other information

None.

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits.

3.1	Articles of Incorporation of Oregon Pacific Bancorp*

3.2	Bylaws of Oregon Pacific Bancorp*

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

*	Incorporated by reference to the Bank’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

**	Filed herewith.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on August 14, 2003.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne A. Forsberg

Joanne A. Forsberg Secretary and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002