Form 10-Q
period 2003-09-30
OREGON PACIFIC BANCORP
filed 2003-11-14
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

          The number of shares outstanding of the issuer’s Common Stock, no par value, as of October 31, 2003, was 2,169,042.

OREGON PACIFIC BANCORP

INDEX

Part I.	Financial Information
	Item 1.	Financial statements Consolidated Balance Sheets	3
		Consolidated Statements of Income and Comprehensive Income	4-5
		Consolidated Statements of Changes in Stockholders’ Equity	6
		Consolidated Statements of Cash Flows	7-8
		Notes to Consolidated Financial Statements	9-11
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	11-16
	Item 3.	Quantitive and Qualitive Disclosures about Market Risk	16-17
	Item 4.	Controls and Procedures	17
Part II.	Other Information		17-18
	Signatures		19
	Certification of Chief Executive Officer and Chief Financial Officer		21-22

Item 1. Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$4,649,309	$3,886,203
Interest-bearing deposits in banks	6,059,327	8,078,510
Available-for-sale securities, at fair value	17,946,760	13,913,137
Restricted equity securities	862,500	831,750
Loans held for sale	4,932,349	5,327,661
Loans, net of allowance for loan losses and unearned income	80,474,932	70,988,652
Premises & equipment, net	3,868,742	2,726,595
Other real estate owned	9,746	117,494
Accrued interest and other assets	1,474,705	1,149,886

Total assets	$120,278,370	$107,019,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$23,571,486	$18,512,436
Interest-bearing demand deposits	42,954,171	35,996,332
Savings deposits	14,541,884	12,750,616
Time certificate accounts:
$100,000 or more	7,059,660	7,629,913
Other time certificate accounts	13,397,206	13,625,754

Total deposits	101,524,407	88,515,051

Other liabilities
Federal Home Loan Bank borrowings	8,351,555	8,852,500
Other borrowings	175,000	—
Deferred compensation liability	892,717	795,272
Accrued interest and other liabilities	814,553	964,143

Total liabilities	111,758,232	99,126,966

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,169,042 and 2,135,244 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	4,864,374	939,507
Surplus	—	3,730,019
Undivided profits	3,171,841	2,735,032
Accumulated other comprehensive income, net of tax	483,923	488,364

Total stockholders’ equity	8,520,138	7,892,922

Total liabilities and stockholders’ equity	$120,278,370	$107,019,888

See accompanying notes.

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,621,427	$1,423,743	$4,761,034	$3,923,358
Interest on investment securities:			—
U.S. Treasuries and agencies	38,650	26,648	94,358	132,957
State and political subdivisions	92,825	93,825	274,379	393,797
Corporate and other investments	36,831	72,144	198,263	209,614
Interest on deposits in banks	13,674	34,299	52,340	54,358

Total interest income	1,803,407	1,650,659	5,380,374	4,714,084

INTEREST EXPENSE
Interest-bearing demand deposits	117,755	130,746	422,801	330,196
Savings deposits	35,005	49,955	111,658	148,773
Time deposits	128,243	163,286	421,236	532,541
Other borrowings	85,774	100,160	271,783	248,761

Total interest expense	366,777	444,147	1,227,478	1,260,271

Net interest income	1,436,630	1,206,512	4,152,896	3,453,813
PROVISION FOR LOAN LOSSES	40,000	100,000	130,000	179,000

Net interest income after provision for loan losses	1,396,630	1,106,512	4,022,896	3,274,813

NONINTEREST INCOME
Mortgage loan sales and servicing fees	341,732	236,076	1,046,659	649,983
Service charges and fees	129,006	100,624	341,264	278,581
Investment sales commissions	62,837	44,392	110,005	162,594
Trust fee income	115,871	99,126	333,462	274,893
Other income	22,572	22,968	71,476	65,574

Total noninterest income	672,018	503,186	1,902,866	1,431,625

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NONINTEREST EXPENSE
Salaries and benefits	$1,045,148	$861,430	$3,054,936	$2,461,288
Occupancy	155,973	137,527	468,201	377,530
Supplies	44,654	47,144	143,125	133,644
Postage and freight	21,339	18,858	71,536	56,157
Outside services	141,332	110,492	471,237	302,383
Advertising	23,065	36,297	82,584	86,052
Loan collection expense	67,419	18,421	152,760	52,189
Securities and trust department expenses	32,339	34,151	96,960	134,096
Other expenses	107,477	95,339	375,011	288,009

Total noninterest expense	1,638,746	1,359,659	4,916,350	3,891,348

INCOME BEFORE INCOME TAXES	429,903	250,039	1,009,412	815,090
PROVISION FOR INCOME TAXES	156,492	62,000	293,664	185,000

NET INCOME	273,411	188,039	715,748	630,090
OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	(58,249)	127,553	(4,441)	229,604

COMPREHENSIVE INCOME	$215,162	$315,592	$711,307	$859,694

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.13	$0.09	$0.33	$0.30

Diluted earnings per share	$0.13	$0.09	$0.33	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,166,808	2,121,987	2,151,496	2,121,095

Diluted earnings per share	2,169,102	2,131,922	2,153,950	2,127,843

See Accompanying Notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock			Undivided	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Profits	Income	Equity

Balance, December 31, 2001 (Audited)	2,112,493	$929,497	$3,609,063	$2,295,068	$277,687	$7,111,315
Cash dividends paid	—	—	—	(250,879)	—	(250,879)
Dividends reinvested in stock	22,751	10,010	120,956	(130,966)	—	—
Net income and comprehensive income	—	—	—	821,809	210,677	1,032,486

Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation	—	3,730,019	(3,730,019)	—	—	—
Exercise of stock options	20,000	100,000	—	—	—	100,000
Cash dividends paid	—	—	—	(184,091)	—	(184,091)
Dividends reinvested in stock	13,798	94,848	—	(94,848)	—	—
Net income and comprehensive income	—	—	—	715,748	(4,441)	711,307

Balance, September 30, 2003 (Unaudited)	2,169,042	$4,864,374	$—	$3,171,841	$483,923	$8,520,138

See Accompanying Notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$715,748	$630,090
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	258,162	234,747
Provision for loan losses	130,000	179,000
Federal Home Loan Bank stock dividends	(30,100)	(31,650)
Net change in mortgage loans held-for-sale	395,312	340,970
Loss (gain) on disposition of premises, equipment, and other real estate	2,286	(4,844)
Decrease in trading securities	—	3,276,527
Net increase in accrued interest and other assets	(321,859)	(280,711)
Net decrease in accrued interest and other liabilities	(52,145)	417,028

Net cash from operating activities	1,097,404	4,761,157

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	4,045,721	7,767,603
Purchases of available-for-sale-securities	(8,127,756)	(2,946,288)
Proceeds from (purchase) sale of restricted equity securities	(650)	450
Net increase (decrease) in interest-bearing deposits in banks	2,019,183	(3,545,000)
Loans originated, net of principal repayments	(9,616,280)	(16,250,738)
Purchase of premises and equipment	(1,359,298)	(1,106,464)
Proceeds from sale of other real estate	104,949	98,643
Additions to other real estate owned	513	(5,217)

Net cash from investing activities	(12,933,618)	(15,987,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	13,808,157	10,840,181
Net increase (decrease) in time deposits	(798,801)	(2,214,440)
Proceeds from Federal Home Loan Bank borrowings	550,000	5,600,000
Repayment of Federal Home Loan Bank borrowings	(1,050,945)	(2,237,500)
Proceeds from other bank borrowing	175,000	—
Cash received in exercise of stock options	100,000	—
Cash dividends paid	(184,091)	(209,247)

Net cash from financing activities	12,599,320	11,778,994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	763,106	553,140

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended September 30,
	2003	2002

CASH AND CASH EQUIVALENTS, beginning of period	$3,886,203	$2,276,107

CASH AND CASH EQUIVALENTS, end of period	$4,649,309	$2,829,247

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$94,848	$108,637

Unrealized gain (loss) on available for sale securities, net of tax	$(4,441)	$229,604

See Accompanying Notes

Oregon Pacific Bancorp
Notes to Financial Statements
September 30, 2003 and 2002
(Unaudited)

Note 1 – Basis of Presentation

Oregon Pacific Bancorp (the “Company”), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered Oregon banking institution which provides banking products and services from its branches in Florence, Coos Bay, Roseburg and Sutherlin, Oregon. The Bank’s customers live primarily in Lane, Douglas and Coos counties and on the central Oregon coast. The Bank is subject to the regulations of federal and state agencies charged with the regulation and supervision of banks, and undergoes periodic examinations by those regulatory authorities.

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2002 Annual Report to Shareholders.

Stock options – The Company measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended September 30, 2003. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for September 30, 2003 and 2002 would approximate the pro forma amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net earnings, as reported	$273,410	$188,039	$715,748	$630,090
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(121)	(66)	(363)	(198)

Pro forma net earnings	$273,289	$187,973	$715,385	$629,892

Basic earnings per common share:
As reported	$0.13	$0.09	$0.33	$0.30
Pro forma	$0.13	$0.09	$0.33	$0.30
Diluted earnings per common share:
As reported	$0.13	$0.09	$0.33	$0.30
Pro forma	$0.13	$0.09	$0.33	$0.30

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2003 and 2002:

	2003	2002

Dividend yield	0.05%	0.05%
Expected life (years)	7	7
Expected volatility	0.01%	0.01%
Risk-free rate	4.84% – 5.04%	4.84% – 5.04%

Reclassifications – Certain reclassifications have been made to the 2002 financial statements to conform to current year presentations.

Note 2 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	SEPT. 30, 2003	DEC. 31, 2002

Real estate	$15,190,001	$15,786,018
Commercial	61,179,382	50,608,475
Installment	5,751,047	6,172,952
Overdrafts	54,468	54,995

	82,174,898	72,622,440
Allowance for loan losses	(1,275,955)	(1,173,025)
Unearned loan fees	(424,011)	(460,763)

	$80,474,932	$70,988,652

Changes in the allowance for loan losses were as follows for the nine months ended:

	SEPT. 30, 2003	SEPT. 30, 2002

Balance, beginning of the period	$1,173,025	$902,104
Provision for losses	130,000	179,000
Losses	(33,765)	(1,250)
Recoveries	6,695	2,441

Balance, end of period	$1,275,955	$1,082,295

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. There were no loans on nonaccrual status at September 30, 2003 compared to $350,000 at December 31, 2002.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either September 30, 2003 or December 31, 2002.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Bank is an Oregon banking corporation organized under Oregon law on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. From its initial office in Florence, Oregon, the Bank now serves customers in Lane, Douglas and Coos counties, and on the central Oregon coast, from its branches in Florence, Roseburg, Coos Bay and Sutherlin. Additional financial services provided by the Bank include trust and asset management services, and investment and brokerage services.

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

The Company reported net income of $273,000 or $.13 per basic share and $716,000 or $.33 per basic share for the three months and nine months ended September 30, 2003. This compares to Bank income of $188,000 or $.09 per basic share and $630,000 or $.30 per basic share for the same periods in the prior year. The increase in earnings is due to increases in net interest income plus noninterest income. This was partially offset by the new expenses for Sutherlin that opened in fourth quarter 2002 and which is primarily a deposit gathering branch. The provision for income taxes did not increase proportionately due to lower levels of tax exempt loans and bonds in 2003.

Financial Condition

Total assets at September 2003 were $120,278,000 compared to $107,020,000 at December 31, 2002, an increase of $13,258,000 (12.4%). The increase was due primarily to an increase in net portfolio loans of $9,486,000 and available-for-sale securities of $4,034,000 funded by an increase in customer deposits which increased $13,009,000, or 14.7%.

Premises and equipment increased by $1,142,000 as construction continues on permanent facilities for the two branches located in Roseburg and Coos Bay. Occupancy is expected in December for both facilities.

September 30, 2003 shareholders’ equity was $8,520,000, an increase of $627,000 from December 31, 2002. This change resulted from net income, an exercise of stock options by an executive officer ($100,000), partially offset by cash dividends paid ($184,000).

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

Net interest income on a tax-equivalent basis was $4,290,000 for the nine months ended September 30, 2003 compared to $3,607,000 for the same period in 2002 (see Table 1). The $683,000 increase primarily was due to an increase in average loans, and was partially offset a decrease in the rates earned on loans. The increase in interest-bearing liabilities was more than fully offset by the decrease in the rates paid on deposits. Average loans were up $19,806,000, while average rates on loans were down 0.67%. Average interest-bearing liability balances were up $19,816,000 while average rates on deposits and borrowed funds were down 0.68%. The net interest spread, which is the difference between the yield on interest-earning assets less the cost of interest-bearing liabilities, decreased 0.10% during the first nine months of 2003 compared with the same period in 2002. As a consequence of the historically low interest rate climate of the past year, the net interest margin eased to 5.38% compared to 5.70% for the nine month period in the prior year. The ongoing low interest rate climate continues to cause declining loan yields that compress against an already low cost of funds.

Table I

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Nine Months Ended Sept. 30, 2003			Nine Months Ended Sept. 30, 2002			Increase (Decrease)

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change

Interest-earning assets:
Loans (2)	$81,820	$4,761	7.76%	$62,014	$3,923	8.43%	$1,253	$(415)	$838
Investment securities
Taxable securities	10,442	310	3.96%	9,651	438	6.05%	36	(164)	(128)
Nontaxable securities (1)	7,185	389	7.23%	8,106	452	7.43%	(52)	(11)	(63)
Interest-earning balances due from banks	6,576	52	1.05%	4,384	54	1.64%	27	(29)	(2)

Total interest-earning assets	106,023	5,512	6.93%	84,155	4,867	7.71%	1,264	(619)	645

Cash and due from banks	3,679			2,770
Premises and equipment, net	3,122			2,213
Other real estate	33			29
Loan loss allowance	(1,232)			(961)
Other assets	2,301			1,806

Total assets	$113,926			$90,012

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$53,542	$535	1.33%	$35,776	$478	1.78%	$237	$(180)	$57
Time deposit and IRA accounts	21,558	421	2.60%	20,302	533	3.50%	33	(145)	(112)
Borrowed funds	8,708	266	4.07%	7,914	249	4.19%	25	(8)	17

Total interest-bearing liabilities	83,808	1,222	1.94%	63,992	1,260	2.62%	295	(333)	(38)

Noninterest-bearing deposits	20,050			17,178
Other liabilities	1,706			1,375

Total liabilities	105,564			82,545
Shareholders’ equity	8,362			7,467

Total liabilities and share- holders’ equity	$113,926			$90,012

Net interest income		$4,290			$3,607		$969	$(286)	$683

Net interest spread			4.99%			5.09%

Net interest expense to average earning assets			1.53%			1.99%

Net interest margin			5.38%			5.70%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)	Includes loan fees.

Provision for Loan Loss

The loan loss provision was $40,000 for the three months ended September 30, 2003 compared to $100,000 in the same period in 2002. The provision was $130,000 for the nine months ended September 30, 2003 compared to $179,000 in 2002. The slowdown to the provision was in response to the slower growth of the loan portfolio. The allowance for loan losses at September 30, 2003 was 1.55% of gross loans compared to 1.62% at December 31, 2002. There were no non-performing loans at September 30, 2003. Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at September 30, 2003. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $471,000 or 32.9% for the nine months ended September 2003 as compared to the same period in 2002, and $169,000 or 33.6% for the third quarter of 2003. The change was primarily the result of increased mortgage loan sales as a result of refinances during this time of low mortgage interest rates.

Noninterest Expense

Noninterest expense increased $1,025,000 or 26.3% for the nine months and $279,000 or 20.5% for the three months ended September 30, 2003 over the same periods one year ago. The increase is attributable primarily to an increase in salaries and benefits. Salaries and benefits expenses have increased as expected with growth from the Bank’s opening of the new branches as well as new staff and increased commissions in the real estate mortgage loan office from the increased activity. “Other” expenses increased $87,000 for the nine months ended September 30, 2003 primarily as a result of interest expense on 1998 taxes as required by an IRS audit ($24,000), increased deferred compensation expense ($16,000) and training and travel expenses ($14,000).

The provision for income taxes at both September 30, 2003 and 2002 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments except for the adjustment discussed above.

Liquidity and Capital Resources

Liquidity management involves the ability to meet cash flow requirements. The Bank’s major sources of liquidity are customer deposits, maturities or calls of investment securities, the use of borrowing arrangements with the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. The Bank’s investment portfolio is another source of funds, if needed. Management believes that the Bank’s investment portfolio is of good quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments. Management is satisfied that liquidity is sufficient at September 30, 2003. There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

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

For purposes of determining the amount of a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2003, the Bank’s leverage and total risk-based ratios were 6.93% and 10.01% respectively, which exceed the well-capitalized threshold.

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

Using net income simulation and given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 25% within a one-year period. The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 2003 levels.

INCREASE OR	ESTIMATED FINANCIAL
DECREASE IN	IMPACT ON NET
INTEREST RATES	INTEREST MARGIN

2.0%	$268,000
1.0%	$102,000
-1.0%	($169,000)
-2.0%	($265,000)

There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to filed in this quarterly report has been made known to them in a timely fashion. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, Company’s internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Bank and its Chief Executive Officer are defendants in a lawsuit filed in the Lane County, Oregon Circuit Court in August 2003 by a Bank employee, who has resigned since the lawsuit was filed. The suit alleges breach of contract and other claims arising from the plaintiff’s employment and compensation arrangements with the Bank. The employee has also filed an administrative claim with the U.S. Department of Labor under the Sarbanes-Oxley Act of 2002. The Bank and its Chief Executive Officer deny any liability in these proceedings, and have retained counsel to vigorously defend the claims. The plaintiff has not alleged any specific dollar amount of damages in her lawsuit. It is not known when or on what basis these matters will be resolved.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.1	Articles of Incorporation of Oregon Pacific Bancorp*

3.2	Bylaws of Oregon Pacific Bancorp*

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)	No reports on Form 8-K were filed during the third quarter of 2003.

*	Incorporated by reference to the Bank’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

**	Filed herewith.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on November 13, 2003.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer
And Director (Chief Executive
Officer)

By:	/s/ Joanne A. Forsberg

Joanne A. Forsberg
Secretary and Chief Financial
Officer (Principal Financial Officer)