Form 10-K
period 2003-12-31
OREGON PACIFIC BANCORP
filed 2004-03-30
CIK 1216128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from               to
                                    ------------    -------------

                        Commission file number: 000-50165

                             OREGON PACIFIC BANCORP
             (Exact name of registrant as specified in its charter)


                                                                 71-0918151
            Oregon                                          (I.R.S. Employer
(State of incorporation)                                     Identification No.)

                                1355 Highway 101
                                 P.O. Box 22000
                               Florence, OR 97439
                    (Address of principal executive offices)
                  Registrant's telephone number: (541) 997-7121
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                           Common stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 27, 2004, was $15,137,364.

         The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,178,038 shares of no par value common stock on March 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement dated March 26, 2004, for the 2004 Annual Meeting of Shareholders ("Proxy Statement") and the 2003 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

                             OREGON PACIFIC BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                        PAGE

Disclosure Regarding Forward Looking Statements                             3

PART I

Item 1.  Business                                                        3-14
Item 2.  Properties                                                     14-15
Item 3.  Legal Proceedings                                                 16
Item 4.  Submission of Matters to a Vote of Security Holders               16

PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                          16-17
Item 6.   Selected Financial Data                                       17-19
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          19-39
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       40
Item 8.   Financial Statements and Supplementary Data                   41-70
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             71
Item 9A.  Controls and Procedures                                          71

PART III

         (Items 10 through 14 are incorporated by reference from Oregon Pacific Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2004)

Item 10.  Directors and Executive Officers of the Registrant               71
Item 11.  Executive Compensation                                           72
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                      72
Item 13.  Certain Relationships and Related Transactions                   72
Item 14.  Principal Accountant Fees and Services                           72

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                          73-74
Signatures                                                              75-76
Exhibit Index                                                              77

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains a number of forward looking statements about our anticipated business, operations, financial performance and cash flows. Statements in this report that relate to future plans, events and circumstances are provided to describe management's intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from management's expectations described herein. Likewise, management's plans described in this report may not come to pass because unforeseen events may force management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as "expect," "anticipate," "believe," "plan," "intend," and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from management's expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and our loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; customer acceptance of our products; interest rate fluctuations that may adversely impact our revenues and expenses; and the impact of impairment charges upon our intangible and other assets. Other factors that may adversely impact our performance are discussed in this report as well as other disclosures we make from time to time in our filings with the Securities and Exchange Commission or other federal agencies. Readers also should note that forward-looking statements expressed in this report are made as of the date of this report, and management cannot undertake to update those statements to reflect future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Oregon Pacific Bancorp (the "Company), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the "Bank") effective January 1, 2003. The Company is headquartered in Florence, Oregon.

         The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals from its main office and a full-service Safeway store branch in Florence plus three branches in Roseburg, Coos Bay and Sutherlin, Oregon. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services. Such services are provided at the main office in Florence and at the branches in Roseburg and Coos Bay.

         The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the bank is overseen by a Board of Directors of the Bank, selected by the Board of Directors of the Company the sole owner of the Bank. Currently the respective members of the Board of Directors of the Company and the Bank are identical.

BUSINESS STRATEGY

         The Company's strategy is to build on the Bank's position as a leading community-based provider of financial services in its service areas. The key to success of this strategy is to continue to provide exceptional personal service to the communities and to deliver a high level of service to the customers with prompt, accurate, and friendly banking services. The Bank seeks to maintain high asset quality through strict adherence to established credit policies, trained personnel, and periodic loan reviews. The Bank's primary marketing focus is on small to medium-sized businesses and on professionals and individuals in Florence, Coos Bay, Roseburg, Sutherlin, Eugene-Springfield, and other coastal and inland regions in Oregon.

CONSUMER PRODUCTS AND SERVICES

         The Bank offers a broad range of deposit and loan products and services tailored to meet the banking requirements of its service areas. Some of these are detailed below.

         Deposit Products. The Bank's consumer deposit products include several noninterest-bearing checking account products priced at various levels, interest-bearing checking and savings accounts, money market accounts, and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The Bank strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds.

         Technology-Based Products and Services. The Bank uses both traditional and new technology to support its focus on personal service. These include a VISA check card (debit card) program, convenient ATM's, and a telephone banking service ("Banking on Call") that allows 24-hour telephone access to customers' accounts. The Bank maintains an internet site that describes services provided by the Bank and permits loan applications.

         Consumer Loans. Although the Bank does not actively solicit consumer loans, the Bank provides loans to individual borrowers, as a convenience to existing customers, for a variety of purposes including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

         Senior Customer Services. Since a significant portion of the Bank's consumer market, especially in Florence, consists of senior citizens the Bank offers several special products and programs aimed at this group. These include a reduced rate checking account and other products targeted to the senior market. The Bank also services customers living at Spruce Point, an assisted living facility in Florence, via its mobile branch.

         Overdraft Protection. Overdraft Protection is a service that provides qualified customers with virtually automatic protection by establishing an overdraft privilege amount. Each checking account usually receives an Overdraft Protection amount of $300 or $500 based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Protection limit, with each item being charged the Bank's regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Protection is designed to protect customers from the embarrassment of having checks declined because of non-sufficient funds.

         Investment Products. Through an arrangement with a registered securities broker-dealer, UVEST Investment Services, an investment and brokerage service department under the assumed name "Oregon Pacific Financial Services" offers a wide range of financial products and services to consumers at the Bank's main branch and at its Roseburg branch. Mutual funds, traditional and Roth IRAs, SEPs, tax sheltered annuities, and other financial products and retirement planning services are available.

         Trust and Asset Management Services. The Bank operates a full service trust department located at its main branch and in Coos Bay. The department functions as a trustee for irrevocable trusts, agent for living trusts and estate settlement, or custodian for self-directed IRAs.

         Other Services. Other services offered include safe deposit boxes; letters of credit; travelers' checks; direct deposit of payroll, social security and dividend payments; and automatic payment of insurance premiums and mortgage loans. Online banking will be available in spring 2004.

LENDING ACTIVITIES

         The Bank provides a broad range of real estate and commercial lending services. Currently, the primary focus of the Bank's lending activities involves residential real estate financing, both for its own loan portfolio and for resale in the secondary market, and commercial loans, including loans to professionals and real estate construction loans.

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

         Construction financing generally is considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely on the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. At or prior to maturity of the loan, the Bank may also be confronted with a project with insufficient value to ensure full repayment. The Bank's underwriting, monitoring and disbursement practices for construction financing are intended to ensure that sufficient funds are available to complete the construction projects. The Bank endeavors to limit its risk through underwriting procedures requiring the use of only approved, qualified appraisers, dealing only with qualified builders/borrowers, and closely monitoring construction projects through completion and sale.

         Commercial Loans. The Bank offers customized loans to its commercial customers including operational lines of credit, equipment, accounts receivable, and inventory financing. Commercial real estate loans are available for the construction, purchasing, and refinancing of commercial and rental properties. A significant portion of the Bank's loan portfolio consists of commercial loans. Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. The Bank typically requires personal guarantees and secondary sources of repayment. Most commercial loans are secured by real property, although such loans may finance other commercial activities. Where warranted by the borrower's overall financial condition, loans may be made on an unsecured basis.

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

MARKETING

          The Bank's ability to increase its market share is driven by a marketing plan consisting of several key components. A principal objective is to offer appropriate products and services to existing customers and attempt to increase the business relationships the Bank shares with these customers. The Bank regularly examines the desirability and profitability of adding new products and services to those currently offered. The Bank promotes specific products by media advertising, but relies also on referrals and direct contacts for new business. The Bank recognizes the importance of community service and supports employee involvement in community activities. This participation allows the Bank to make a contribution to the communities it serves, which management believes increases its visibility in its market area and thereby increases business opportunities.

COMPETITION

         The market for banking services, including deposit and loan products, is highly competitive. The Bank's competitors for deposits are commercial banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial service providers. These competitors may offer deposit rates greater than the Bank can or is willing to offer. The Bank competes for deposits by offering a variety of accounts at rates generally competitive with financial institutions in its market areas.

         The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. The Bank competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of its services to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. The Bank competes with larger commercial banks by emphasizing a community bank orientation and efficient personal service to customers.

         A newer source of competition is the array of online banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. The Bank will be able to fully compete with the larger banks that offer online banking services as these services will be available in the spring of 2004. Bank management believes, however, that most of its customers will continue to want the personal, locally-based services that it offers.

         The Bank believes its philosophy of offering financial services with a personal touch in conjunction with modern technology enables it to compete effectively with other financial service providers. The Bank's lending officers and senior management have significant experience in their respective marketplaces enabling them to maintain close working relationships with their customers. Management believes that this positions the Bank to succeed in spite of competitors potentially having branches in more locations, larger lending capabilities due to their greater size, or capabilities to provide other services, such as international banking services, that the Bank does not provide.

EMPLOYEES

         As of December 31, 2003, the Bank had 93 full-time equivalent employees compared to 88 at December 31, 2002. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

WEBSITE ACCESS TO PUBLIC FILINGS

         The Company began filing period and other required reports with the Securities and Exchange Commission in 2003. These filings, including exhibits, may be accessed over the Internet through the website maintained by the Securities and Exchange Commission at http://www.sec.gov. No Internet access to the Bank's filings with the Federal Reserve Bank prior to 2003 is available.


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

FEDERAL AND STATE BANK REGULATION

         General. The Bank is an Oregon state-chartered bank, with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a Federal Reserve member bank. Accordingly, the Bank files financial and other reports periodically with, and is regularly examined by, the Oregon Director of Banks ("Oregon Director"), FDIC, and the Federal Reserve.

         CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The Bank received an outstanding rating on the most recent CRA examination.

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

         FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Bank's business operations.

INTERSTATE BANKING LEGISLATION

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks, including Oregon, are permitted to merge across state lines and thereby create interstate branch networks.

BANK HOLDING COMPANY REGULATION - FEDERAL REGULATIONS

         As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking.

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

         Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans the Company makes to its subsidiary are subordinate to deposits and to certain other indebtedness of the subsidiary. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

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

         The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares of the Company, or obtain control over the Company.

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

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. The Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.

         The FDICIA includes provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank's FDIC insurance expense for 2003 was approximately $14,000.

REGULATORY DIVIDEND RESTRICTIONS

         The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director may suspend the payment of dividends if it is determined that the payment would cause a bank's remaining stockholders' equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, the Company is not currently subject to any regulatory restrictions on its dividends.

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

         Tier I capital for state member banks includes common shareholders' equity, qualifying noncumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments and equity-contract notes; (iv) subordinated debt and intermediate-term preferred stock of up to 50% of Tier I capital; (v) and unrealized holding gains on equity securities. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations' capital securities, and investments in unconsolidated subsidiaries.

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

         The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories, depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

EFFECTS OF GOVERNMENT MONETARY POLICY

         The earnings and growth of the Bank are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and its subsidiary bank cannot be predicted with certainty.

CHANGES IN REGULATIONS

         Sarbanes-Oxley Act of 2002. On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. The Act applies to the Company with securities registered under the Securities Exchange Act of 1934. Certain key features of the Act are:

         -Certification and Accountability. The Act requires the chief executive officer and chief financial officer to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

         -Enhanced Financial Disclosures and Reporting Requirements. The legislation accelerates the time frame for disclosures by public companies and insiders, and the Company must more promptly disclose any material changes in its financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in company securities within two business days of the change.

         -Audit Committee Requirements. The Act expands the responsibilities of company audit committees including oversight of the company's auditor. The Act also requires the independence of all members.

         Please also see Item 10 of Part III of this Form 10-K.

SEC Regulations: Certification of Disclosure in Companies' Quarterly and Annual Reports

         As directed by Section 302(a) of the Act, the SEC adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. In addition, the SEC has adopted rules which require issuers to maintain, and regularly evaluate the effectiveness of, disclosure controls and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. The effective date of this requirement was August 29, 2002. The Company has implemented procedures and reporting tools to meet the requirements of the SEC certification rules.

SEC Regulations: Strengthening the SEC's Requirements Regarding Auditor Independence

         The SEC adopted amendments to its existing requirements regarding auditor independence to enhance the independence of accountants that audit and review financial statements and prepare attestation reports filed with the Commission. The final rules recognize the critical role played by audit committees in the financial reporting process and the unique position of audit committees in assuring auditor independence. Consistent with the direction of
Section 208(a) of the Act, the SEC adopted rules to: revise the Commission's regulations related to the non-audit services that, if provided to an audit client, would impair an accounting firm's independence; require that an issuer's audit committee pre-approve all audit and non-audit services provided to the issuer by the auditor of an issuer's financial statements; prohibit certain partners on the audit engagement team from providing audit services to the issuer for more than five or seven consecutive years, depending on the partner's involvement in the audit, except that certain small accounting firms may be exempted from this requirement; prohibit an accounting firm from auditing an issuer's financial statements if certain members of management of that issuer had been members of the accounting firm's audit engagement team within the one-year period preceding the commencement of audit procedures; require that the auditor of an issuer's financial statements report certain matters to the issuer's audit committee, including "critical" accounting policies used by the issuer; and require disclosures to investors of information related to audit and non-audit services provided by, and fees paid to, the auditor of the issuer's financial statements. In addition, under the final rules, an accountant would not be independent from an audit client if an audit partner received compensation based on selling engagements to that client for services other than audit, review and attest services. The rules are effective May 6, 2003.

SEC Regulations: Disclosure Required by Sections 406 and 407 of the Act

         The SEC adopted rules and amendments requiring publicly traded companies to include two new types of disclosures in their annual reports filed pursuant to the Securities Exchange Act of 1934. First, the rules require a company to disclose whether it has at least one "audit committee financial expert" serving on its audit committee, and if so, the name of the expert and whether the expert is independent of management. Second, the rules require a company to disclose whether it has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A company which has not adopted such a code must disclose this fact and explain why it has not done so. A company also will be required to promptly disclose amendments to, and waivers from, the code of ethics relating to any of those officers. Companies must comply with the code of ethics disclosure requirements promulgated under Section 406 of the Act in their annual reports for fiscal years ending on or after July 15, 2003. They also must comply with the requirements regarding disclosure of amendments to, and waivers from, their ethics codes on or after the date on which they file their first annual report in which the code of ethics disclosure is required. Companies similarly must comply with the audit committee financial expert disclosure requirements promulgated under Section 407 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003.

         In 2003 the Company's Board of Directors adopted a formal Code of Ethics to demonstrate to the public and stockholders the importance the Board and management place on ethical conduct, and to continue to set forth the expectations for the conduct of ethical business practices.

         USA Patriot Act. Following the events of September 11, 2001, President Bush, on October 26, 2001, signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the "USA Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime, and money laundering. The USA Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.

ITEM 2.  PROPERTIES


                                                                  DATE       OWNED (O)
                                                               OPENED OR         OR
  LOCATION                           ADDRESS                    ACQUIRED     LEASED (L)
--------------------------     ----------------------------  -------------- ------------
FULL  SERVICE BANKING OFFICES:

Florence (Main Branch)         1355 Highway 101                       1980       O

Florence (Safeway Branch)      700 Highway 101                        1995       L

Roseburg                       2555 NW Edenbower                      2004       O

Coos Bay                       915 S First Street                     2003       O

Sutherlin (Ray's Food Place)   330 Dakota Street                      2002       L

OTHER OFFICES:

Loan Center                    705 Ninth Street, Florence             2002       L


         The new permanent facilities of the branch offices opened in December 2003 at Coos Bay and January 2004 at Roseburg. Land next to the Coos Bay property on which the customer parking lot is located is leased. Leases include multiple renewal options for Florence's Safeway branch and Loan Center and the Sutherlin branch. The lease for the Coos Bay land has a mandatory purchase option at the end of four or nine years for $330,000 or $360,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank and its Chief Executive Officer are defendants in a lawsuit filed in the Lane County, Oregon Circuit Court in August 2003 by a former Bank employee. The suit alleges breach of contract and other claims arising from the plaintiff's employment and compensation arrangements with the Bank. The employee has also filed an administrative claim with the U. S. Department of Labor under the Sarbanes-Oxley Act of 2002. The Bank and its Chief Executive Officer deny any liability in these proceedings, and have retained counsel to vigorously defend the claims. The plaintiff has not alleged any specific dollar amount of damages in the lawsuit.

         In addition to the current pending lawsuit, the Bank may become party to various legal proceedings in the future. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not be adverse to the financial condition and results of operations of the Bank. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to the vote of stockholders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common shares, no par value, of Oregon Pacific Bancorp have been traded on the OTC Bulletin Board run by NASDAQ, under the symbol OPBP since January 1, 2003. Prior to the formation of the holding company, Oregon Pacific Banking Company's stock was traded on the same exchange under the symbol OPBC. At March 5, 2004, the stock was held by approximately 660 shareholders.

         The following table sets forth the high and low bid information for the Bank's stock (prior to the holding company) for each calendar quarter of 2002 and the Company's stock for 2003 and through February 29, 2004. The information was obtained from Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



                                  COMMON STOCK
                             HIGH AND LOW CLOSING BID
------------------------------------------------------------------------------------         CASH
             PERIOD                       HIGH BID PRICE            LOW BID PRICE          DIVIDENDS
---------------------------------       -------------------      -------------------      ------------

January 1 - March 31, 2002                           $5.75                    $5.10             $0.05
April 1 - June 30, 2002                              $7.25                    $5.10             $0.05
July 1 - September 30, 2002                          $7.40                    $6.25             $0.03
October 1 - December 31, 2002                        $7.25                    $6.75             $0.05

January 1 - March 31, 2003                           $6.80                    $6.25             $0.05
April 1 - June 30, 2003                              $6.50                    $5.80             $0.04
July 1 - September 30, 2003                          $6.20                    $5.90             $0.04
October 1 - December 31, 2003                        $7.45                    $6.25             $0.04
January 1 - February 29, 2004                        $7.50                    $6.50



         The Bank paid cash dividends of $0.17 and $0.18 per share for the years 2003 and 2002, respectively. Payment of dividends has been at the discretion of the Company's Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs, and the Company's operating financial condition, among other factors. Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company's total assets would not at least equal the sum of its total liabilities.

         The transfer agent and registrar for the Common Stock is Registrar and Transfer, Cranford, New Jersey as of March 2003.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Oregon Pacific Bancorp or Oregon Pacific Banking Co. (as noted) at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Oregon Pacific Bancorp and Notes thereto.



                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                               ========================================================================
                                    2003          2002         2001         2000               1999
                               ============= ============= ============ ============ ==================

INCOME STATEMENT DATA
     Interest income             $7,155,283    $6,446,028   $6,040,441   $5,905,599         $5,898,843
     Interest expense             1,554,368     1,705,955    2,136,830    2,240,901          2,191,145
                               ------------- ------------- ------------ ------------ ------------------
           Net interest income    5,600,915     4,740,073    3,903,611    3,664,698          3,707,698

     Loan loss provision            170,000       280,100        3,000       55,000             26,000
                               ------------- ------------- ------------ ------------ ------------------

     Net interest income after
      provision for loan
      losses                      5,430,915     4,459,973    3,900,611    3,609,698          3,681,698

     Noninterest income           2,449,301     2,061,585    1,414,437    1,116,892            932,962
     Noninterest expense          6,541,050     5,447,688    4,159,578    3,547,159          3,015,397
                               ------------- ------------- ------------ ------------ ------------------
     Income before provision
      for income taxes            1,339,166     1,073,870    1,155,470    1,179,431          1,599,263
     Provision for income taxes     377,327       252,061      260,635      304,994            488,120
                               ------------- ------------- ------------ ------------ ------------------

          Net income               $961,839      $821,809     $894,835     $874,437         $1,111,143
                               ============= ============= ============ ============ ==================

DIVIDENDS
     Cash dividends declared
      and paid                     $365,701      $381,845   $1,587,648     $568,285           $671,863
     Ratio of dividends to net
      income                          38.02%        46.46%      177.42%       64.99%             60.47%
     Cash dividends per share         $0.17         $0.18        $0.75        $0.26              $0.30

PER SHARE DATA (1)
     Basic earnings per common
      share                           $0.45         $0.39        $0.42        $0.40              $0.49
     Diluted earnings per
      common share                    $0.45         $0.39        $0.42        $0.40              $0.49
     Book value per common
      share                           $3.97         $3.70        $3.37        $3.63              $3.20
     Weighted average shares
      outstanding:
               Basic              2,155,100     2,124,904    2,118,831    2,178,745          2,245,856
               Diluted            2,156,802     2,131,252    2,119,650    2,181,967          2,251,934

BALANCE SHEET DATA
     Investment securities      $17,844,388   $14,744,887  $22,499,503  $23,360,141        $19,710,106
     Loans, net                 $82,722,328   $70,988,652  $52,843,530  $41,497,012        $42,676,033
     Total assets              $120,676,292  $107,019,888  $86,586,515  $71,555,503        $72,735,235
     Total deposits             $97,464,404   $88,515,051  $72,316,796  $57,502,291        $58,914,162
     Stockholders' equity        $8,635,558    $7,892,922   $7,111,315   $7,715,651         $7,290,929

SELECTED RATIOS (BANK ONLY)
     Return on average assets          0.87%         0.88%        1.14%        1.22%              1.46%
     Return on average equity         11.65%        10.86%       11.95%       11.59%             14.10%
     Total loans to deposits          84.87%        80.20%       73.07%       72.17%             72.44%
     Net interest margin               5.35%         5.60%        5.62%        5.80%              5.65%
     Efficiency ratio (1)             80.16%        80.09%       78.22%       74.18%             64.98%

ASSET QUALITY RATIOS
     Reserve for loans losses
      to:
          Ending total loans           1.49%         1.51%        1.58%        2.35%              2.24%
          Nonperforming
           assets(2)               13160.00%       662.71%      207.49%      195.20%            105.05%
    Non-performing assets to
     ending total assets               0.01%         0.17%        0.50%        0.73%              1.31%
    Net loan charge-offs to
     average loans                     0.03%         0.01%        0.25%        0.08%              0.19%



                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                               ========================================================================
                                       2003          2002         2001         2000               1999
                               ============= ============= ============ ============ ==================

CAPITAL RATIOS (BANK)
     Average stockholders'
      equity to average assets         7.44%         8.08%        9.57%       10.51%             10.37%
     Tier I capital ratio (3)          12.6%          9.1%        11.0%        16.3%              15.4%
     Total risk-based capital
      ratio (4)                        13.9%         10.4%        12.3%        17.6%              16.7%
     Leverage ratio (5)                10.2%          7.2%         8.7%        10.6%              10.2%




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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion should be read together with Oregon Pacific Bancorp's consolidated financial statements and related notes which are included elsewhere in this Form 10-K.

         Oregon Pacific Bancorp's goal is to grow its earning assets while maintaining a high return on equity and keeping asset quality high. The key to this is to emphasize personal, quality banking products and services for its customers, to hire and retain competent management and administrative personnel, and to respond quickly to customer demand and growth opportunities. The Company also intends to continue expansion into markets where opportunities exist due to mergers and acquisitions and to increase its market penetration in its existing markets through the introduction of new or existing financial services products.

         For the year ended December 31, 2003, consolidated net income was $962,000, representing an increase of 17.03% from net income of $822,000 earned during the year ended December 31, 2002. Net income for 2002 was down 8.16% from net income of $895,000 earned during the year ended December 31, 2001. Diluted earnings per share were $0.45, $0.39, and $0.42 for the years ended December 31, 2003, 2002, and 2001, respectively. Return on average assets was 0.83% for the year ended December 31, 2003, compared with 0.88% for the year ended December 31, 2002, and 1.14% in 2001. Return on average equity was 11.21% for the year ended December 31, 2003, compared with 10.86% for the year ended December 31, 2002, and 11.95% for the year ended December 31, 2001. The increase in earnings for the year ended December 31, 2003, versus the comparable period in 2002 can be attributed primarily to the realization of returns from the three de novo branches started in 2002. The return on average assets has remained fairly steady due to lower margins earned in the more competitive markets.

         Company assets grew from $107.02 million to $120.68 million, or 12.76% from year-end 2002 to 2003, and 23.59% from December 31, 2001 to December 31, 2002 from $86.59 million. Most of the growth was an increase in commercial loans in the new market areas, as net loans grew from $70.99 million to $82.72 million, an increase of 16.52% from year-end 2002 to 2003, and from $52.84 million, an increase of 34.35% the year before. The net growth in earning assets in 2003 was funded by a growth in customer deposits and subordinated debt in the form of Trust Preferred Securities. Stockholders' equity increased in 2003 as the Bank retained much of the income by reducing dividends paid to stockholders to facilitate future growth.

         While 2003 was a year of realizing profitability from the branches opened in 2002, we are optimistic that further improvement can be achieved in 2004 and beyond. Of course, unforeseen events such as an economic slowdown or significant interest rates changes by the Federal Reserve could impact future results, but nonetheless we believe that the Company's future is bright. We further believe that our proven business model characterized by strong asset quality, capital strength, and prudent reserves is the most effective way to deal with the inevitable economic uncertainties and to maximize shareholder value over time.

         Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:


                                                 YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------
                                     2003      2002       2001      2000       1999
                                 --------- --------- ---------- --------- ----------
(Dollars in Thousands)

Net income                       $     962 $     822 $      895 $     874 $    1,111
Average assets                     115,327    93,607     78,174    71,763     76,014
RETURN ON AVERAGE ASSETS              0.83%     0.88%      1.14%     1.22%      1.46%

Net income                       $     962 $     822 $      895 $     874 $    1,111
Average equity                       8,578     7,568      7,485     7,542      7,880
RETURN ON AVERAGE EQUITY             11.21%    10.86%     11.95%    11.59%     14.10%

Average equity                   $   8,578 $   7,568 $    7,485 $   7,542 $    7,880
Average assets                     115,327    93,607     78,174    71,763     76,014
AVERAGE EQUITY TO ASSET RATIO         7.44%     8.08%      9.57%    10.51%     10.37%




Critical Accounting Policies and Estimates

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses and contingencies and litigation. Estimates are based upon historical experience, current economic conditions, and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

         The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. As of December 31, 2003, approximately 83% of the Bank's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

         The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Bank's stock at the date of each grant. Had compensation cost for the Bank's 2003, 2002, and 2001 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2003, 2002, and 2001 would approximate the pro forma amounts below (in thousands, except per share data).


                                    2003       2002        2001
                                ---------  ---------  ----------
Net income (in thousand's):
  As reported                       $962       $822        $895
  Pro forma                         $962       $821        $892

Basic earnings per common share:
  As reported                      $0.45      $0.39       $0.42
  Pro forma                        $0.45      $0.39       $0.42

Diluted earnings per common
 share:
  As reported                      $0.45      $0.39       $0.42
  Pro forma                        $0.45      $0.39       $0.42

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2003, 2002, and 2001:

                                    2003           2002             2001
                                ---------     ----------       -----------

Dividend yield                      3.06%          0.05%           0.05%
Expected life                   7.5 years        7 years          7 years
Expected volatility                19.72%          0.01%           0.01%
Risk-free rate                      3.75       4.84 - 5.04%     4.84 - 5.04%


         The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Additionally, there can be no assurance that the Financial Accounting Standards Board will not adopt accounting principles mandating the application of SFAS No. 123 in the future.

         In addition to the current pending lawsuit, the Bank may become party to various legal proceedings in the future. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not be adverse to the financial condition and results of operations of the Bank. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.


Results of Operations

Net Interest Income

         For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense on customer deposits and borrowed funds. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest-bearing liabilities.

         Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:



                                           YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                      2003                      2002                      2001
                                           -------------------------  ------------------------ -------------------------
                                                    INTEREST AVERAGE          INTEREST AVERAGE          INTEREST AVERAGE
                                                    INCOME   YIELDS            INCOME   YIELDS           INCOME   YIELDS
                                           AVERAGE    OR       OR     AVERAGE    OR       OR    AVERAGE    OR       OR
                                           BALANCE  EXPENSE   RATES   BALANCE EXPENSE   RATES   BALANCE EXPENSE   RATES
                                           -------- -------- -------  ------- -------- ------- -------- -------- -------
(dollars in thousands)
Interest-earning assets:
 Loans                                    $ 83,634 $  6,367    7.61% $65,386 $  5,436    8.31% $47,541 $  4,668    9.82%
 Investment securities
   Taxable securities (1)                   10,751      386    3.59%   9,165      541    5.90%  14,065      826    5.87%
   Nontaxable securities (2)                 7,629      512    6.71%   8,269      582    7.04%   9,579      688    7.18%
 Interest-earning balances due
   from banks                                6,080       63    1.04%   5,367       84    1.57%   2,715      106    3.90%
                                           -------- --------          ------- --------          ------- --------
   Total interest-earning
      assets                               108,094    7,328    6.78%  88,187    6,643    7.53%  73,900    6,288    8.51%
                                                    -------- -------          -------- -------          -------- -------

 Cash and due from banks                     3,871                     2,820                     2,284
 Premises and equipment, net                 3,441                     2,332                     1,746
 Other real estate                              27                        44                        54
 Loan loss allowance                        (1,245)                   (1,002)                     (983)
 Other assets                                1,079                     1,226                     1,173
                                           --------                   -------                   -------

   Total assets                           $115,267                   $93,607                   $78,174
                                           ========                   =======                   =======

Interest-bearing liabilities:
 Interest-bearing checking and
   savings accounts                       $ 54,546 $    658    1.21% $38,104 $    670    1.76% $30,219 $    812    2.69%
 Time deposit and IRA accounts              21,287      539    2.53%  20,489      689    3.36%  20,036    1,027    5.13%
 Borrowed funds                              8,550      345    4.04%   8,205      347    4.23%   5,246      298    5.68%
                                           -------- --------          ------- --------          ------- --------
   Total interest-bearing
      liabilities                           84,383    1,542    1.83%  66,798    1,706    2.55%  55,501    2,137    3.85%
                                                    -------- -------          -------- -------          -------- -------
   Noninterest-bearing
      deposits                              20,652                    17,769                    14,064
   Other liabilities                         1,654                     1,472                     1,124
                                           --------                   -------                   -------
      Total liabilities                    106,689                    86,039                    70,689

   Shareholders' equity                      8,578                     7,568                     7,485
                                           --------                   -------                   -------

   Total liabilities and share-
      holders' equity                     $115,267                   $93,607                   $78,174
                                           ========                   =======                   =======

Net interest income                                $  5,786                  $  4,937                  $  4,151
                                                    ========                  ========                  ========

Net interest spread                                            4.95%                     4.98%                     4.66%
                                                             =======                   =======                   =======

Net interest expense to average
 earning assets                                                1.43%                     1.93%                     2.89%
                                                             =======                   =======                   =======

Net interest margin (3)                                        5.35%                     5.60%                     5.62%
                                                             =======                   =======                   =======




(1)  Trading securities are included in taxable securities.

(2)  Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

         Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Oregon Pacific Banking Co.'s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:


                                   2003 OVER 2002                   2002 OVER 2001                  2001 OVER 2000
                            ------------------------------- ------------------------------  ------------------------------
                                                   NET                             NET                             NET
(dollars in thousands)        VOLUME     RATE     CHANGE      VOLUME     RATE     CHANGE      VOLUME     RATE     CHANGE
                            ------------------------------  ------------------------------  ------------------------------
Interest-earning assets:
   Loans                       $1,517     $(586)     $931      $1,752     $(984)     $768       $(125)     $487      $362
   Investment securities
      Taxable securities           94      (249)     (155)       (288)        3      (285)       (149)       44      (105)
      Nontaxable
       securities (1)             (45)      (25)      (70)        (94)      (12)     (106)         89       (15)       74
   Interest-earning balances
    due from banks                 11       (32)      (21)        104      (126)      (22)        (51)       32       (19)
                            ------------------------------  ------------------------------  ------------------------------
         Total                  1,577      (892)      685       1,474    (1,119)      355        (236)      548       312
                            ------------------------------  ------------------------------  ------------------------------

Interest-bearing
 liabilities:
   Interest-bearing checking      289      (301)      (12)        212      (354)     (142)        (34)      134       100
      and savings accounts
   Time deposits                   27      (177)     (150)         23      (361)     (338)        (75)       60       (15)
   Borrowed funds                  15       (17)       (2)        168      (119)       49         (79)       44       (35)
                            ------------------------------  ------------------------------  ------------------------------
         Total                    331      (495)     (164)        403      (834)     (431)       (188)      238        50
                            ------------------------------  ------------------------------  ------------------------------

   Net increase (decrease)
    in net interest income     $1,246     $(397)     $849      $1,071     $(285)     $786        $(48)     $310      $262

--------------------------

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

         Net interest income, before the provision for loan loss, for the year ended December 31, 2003 was $5.60 million, an increase of 18.14% compared to net interest income of $4.74 million in 2002, and an increase of 21.54% compared to net interest income of $3.90 million in 2001. The overall tax-equivalent earning asset yield was 6.78% in 2003 compared to 7.53% in 2002 and 8.51% in 2001. For the same years, rates on interest-bearing liabilities were 1.83%, 2.55%, and 3.85%, respectively. The declining rates were primarily due to outside economic factors creating pressure on interest yields and rates.

         Total interest-earning assets averaged $108.09 million for the year ended December 31, 2003, compared to $88.19 million for the corresponding period in 2002. The increase was due to loan growth primarily from the new branches, but also Small Business Administration loans originated in Florence.

         Interest-bearing liabilities averaged $84.38 million for the year ended December 31, 2003 compared to $66.80 million during the same period in 2002. The Bank's deposit growth corresponds with the opening of the new branches as well as Federal monetary policy. Further competitive pressure is expected in expanding deposit relationships, and as bank deposits in general are growing slowly management acknowledges Oregon Pacific Banking Co.'s net interest margins may be somewhat impacted as other funding mechanisms such as Federal Home Loan borrowings become a more significant means of funding growth.

         Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 77.37% of average earning assets during 2003, compared to 74.14% in 2002 and 64.33% in 2001. During the same periods, average yields on loans were 7.61% in 2003, 8.31% in 2002, and 9.82% in 2001. Investment securities comprised 17.00% of average earning assets in 2003, which was down from 19.77% in 2002 and 31.99% in 2001. Tax equivalent interest yields on investment securities have ranged from 4.89% in 2003 to 6.44% in 2002 and 6.40% in 2001.

         Interest cost, as a percentage of earning assets, decreased to 1.43% in 2003, compared to 1.93% in 2002 and 2.89% in 2001. Local competitive pricing conditions and funding needs for the Bank's investments in loans have been the primary determinants of rates paid for deposits during these three years.

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

         The recorded values of loans actually removed from the balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Bank's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a charge to the loan loss provision is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in the market area. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation.

         For the years ended December 31, 2003 to 2001, Oregon Pacific Banking Co. charged $170,000, $280,000, and $3,000, respectively, to its provision for loan losses. The increased allowance in 2003 reflects the 16.53% growth of the loan portfolio.

         For the year ended December 31, 2003, loan charge-offs exceeded recoveries by $27,000 as compared to 2002, when loan charge-offs exceeded recoveries by $9,000. All net charge-offs incurred by Oregon Pacific Banking Co. were small in amount and generally distributed evenly among the Bank's loan portfolio categories.
Noninterest Income

         Total noninterest income increased through year-end 2003 from 2001. Over this three-year period, noninterest income has increased from $1.41 million in 2001, to $2.06 million in 2002, and to $2.45 million in 2003. Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, trust fee income, and investment and brokerage service sales commissions. The largest increases in noninterest income were derived from mortgage loan sales and servicing fees that grew to $1.27 million in 2003, from $1.03 million in 2002, and $606,000 in 2001 and trust fee income which increased to $442,000 in 2003, from $373,000 in 2002, and $162,000 in 2001. The mortgage loan sales and servicing fees increase was primarily due to the mortgage rate environment and the increases in the trust and asset management department's assets and income reflect the continuing growth and acceptance of the Bank's trust services within its market areas. Services charges over the past three years were $494,000 in 2003, $384,000 in 2002, and $365,000 in 2001. The growth in 2003 reflects the new Overdraft Protection service as other charges have remained fairly flat since the Bank offers many demand deposit accounts with no related fees.

Noninterest Expense

         Noninterest expenses consist principally of employees' salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of a bank's ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2003, the efficiency remained flat as measured by the efficiency ratio to 80.16% compared to 80.09% for the corresponding period of 2002. This is primarily due to increased headcount and occupancy costs as the Bank opened the Roseburg, Coos Bay, and Sutherlin branches in January, June, and October 2002, respectively, while full income potential has not yet been realized.

         Total noninterest expense was $6.54 million for the year ended December 31, 2003, an increase from $5.45 million for the year ended December 31, 2002, and $4.16 million for the year ended December 31, 2001.

         Salary and benefit expense, which includes commissions and the employer-paid portion of payroll taxes, was $4.19 million in 2003, $3.45 million in 2002, and $2.61 million in 2001. As of December 31, 2003, Oregon Pacific Banking Co. had 93 full-time equivalent employees, which compares to 88 as of December 31, 2002 and 66 as of December 31, 2001. Increased health insurance costs also contributed to the overall increase.

         Occupancy expense consists of depreciation on premises and equipment, maintenance and repair expenses, utilities, and related expenses. The Bank's net occupancy expense grew by 18.49% in 2003 as the new branches were open for a full year and the Loan Center doubled in size in August 2003. This expense category was $628,000 in 2003, an increase of $98,000 over $530,000 in 2002, and an increase of $105,000 over $425,000 in 2001.

         Outside services expense consists of telecommunication expense, correspondent bank charges, and fees for data processing, accountants, legal services, Regulators' examinations and other miscellaneous outside services. Outside services expense has grown from $413,000 in 2002 to $622,000 in 2003, an increase of $209,000 from the prior year reflecting the increased costs of business in multiple service areas.

Income Taxes

         The provision for income taxes was $377,000 in 2003, $252,000 in 2002, and $261,000 in 2001. The provision resulted in effective combined federal and state tax rates of 28% in 2003, 23% in 2002, and 26% in 2001. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book, but not for tax purposes.

Financial Condition

         The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Company over the prior year:


                                                   ---------------------------------------
                              DECEMBER 31,         INCREASE (DECREASE) INCREASE (DECREASE)
(dollars in            --------------------------     12/31/02 TO         12/31/01 TO
 thousands)              2003     2002     2001        12/31/03            12/31/02
                       -------- -------- --------  ------------------- -------------------
ASSETS
  Loans, net of
   allowance for loan
   losses and
   unearned income    $ 86,780 $ 76,316 $ 55,753  $ 10,464    13.71 % $ 20,563    36.88 %
  Investments           17,844   14,745   22,500     3,099    21.02     (7,755)  (34.47)
  Interest-bearing
   deposits
   in banks              4,764    8,079    3,080    (3,315)  (41.03)     4,999   162.31
  Other assets(1)       11,288    7,880    5,254     3,408    43.25      2,626    49.98
                       -------- -------- --------  -------- --------   -------- --------

       Total assets   $120,676 $107,020 $ 86,587  $ 13,656    12.76 % $ 20,433    23.60 %
                       ======== ======== ========  ======== ========   ======== ========

LIABILITIES AND EQUITY
  Noninterest-bearing
    deposits          $ 21,990 $ 18,512 $ 15,174  $  3,478    18.79 % $  3,338    22.00 %
  Interest-bearing
   deposits             75,474   70,003   57,143     5,471     7.82     12,860    22.50
                       -------- -------- --------  -------- --------   -------- --------
       Total deposits   97,464   88,515   72,317     8,949    10.11     16,198    22.40
  Other
   liabilities(2)       14,576   10,612    7,159     3,964    37.35      3,453    48.23
                       -------- -------- --------  -------- --------   -------- --------

       Total
        liabilities    112,040   99,127   79,476    12,913    13.03     19,651    24.73

       Total equity      8,636    7,893    7,111       743     9.41        782    11.00
                       -------- -------- --------  -------- --------   -------- --------

       Total
        liabilities
        and equity    $120,676 $107,020 $ 86,587  $ 13,656    12.76 % $ 20,433    23.60 %
                       ======== ======== ========  ======== ========   ======== ========




(1) Includes cash and due from banks, fixed assets, and accrued interest receivable.
(2)  Includes accrued interest payable and other liabilities.

Investments

         A year-to-year comparison shows that Oregon Pacific Banking Co.'s investment portfolio at December 31, 2003, totaled $17.84 million, compared to $14.75 million at December 31, 2002, and $22.50 million at December 31, 2001. This represents an increase of 20.95% between 2002 and 2003 and a decrease of 34.44% between 2001 and 2002. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Banking Co.'s deposit structure.

         The Bank identifies its investment securities as available-for-sale. Available-for-sale securities are those that management may sell if liquidity requirements dictate or if alternative investment opportunities arise. The mix of available-for-sale investment securities is determined by management, based on the Bank's asset-liability policy, management's assessment of the relative liquidity of the Bank, and other factors.

         At December 31, 2003, Oregon Pacific Banking Co.'s investment portfolio had total net unrealized gains, net of taxes, of approximately $410,000. This compares to unrealized gains of approximately $488,000 at December 31, 2002, and $210,000 at December 31, 2001. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

         Interest-bearing deposits in banks are short-term investments held primarily at the FHLB. The Bank invests in these instruments to provide for additional earnings on excess available cash balances. Because of their liquid nature, these balances fluctuate dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Interest-bearing deposit accounts totaled $4.76 million at December 31, 2003, compared to $8.08 million at December 31, 2002, and $3.08 million at December 31, 2001.

         During 2001, when interest-bearing deposits in banks began paying an annualized rate of less than one percent, the Bank deposited excess cash in a mutual fund that was paying two to eight times the interest that could be earned on overnight funds. Because the funds were intended to be used as cash was needed for funding loans or other daily operations, the Bank classified the funds as trading securities. The balance at December 31, 2001 was $3.28 million. During 2002 those rates declined eliminating the rate advantage experienced in 2001 and those funds were invested at the FHLB. The Bank invested funds in the same manner in 2003 but had no remaining balances at December 31, 2003.

         The following table provides the carrying value of Oregon Pacific Banking Co.'s portfolio of investment securities as of December 31, 2003, 2002, and 2001, respectively:



                                                              DECEMBER 31,
                                              -----------------------------------------
(dollars in
 thousands)                                      2003            2002            2001
                                              ---------       ---------       ---------
Investments available-for-sale:
   U.S. Treasury and agencies                $   5,209       $   2,758       $   4,332
   State and political subdivisions              7,177           7,787           9,472
   Corporate debt securities                     3,990           2,680           2,842
   Equity securities of government
    agencies                                         -               -             726
   Mortgage backed securities                      469             688           1,063
                                              ---------       ---------       ---------
                                                16,845          13,913          18,435

Trading securities                                   -               -           3,277
Restricted equity securities                       999             832             788
                                              ---------       ---------       ---------

      Total investment
       securities                            $  17,844       $  14,745       $  22,500
                                              =========       =========       =========



     Investment securities at the dates indicated consisted of the following:


                              DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                            ------------------------- ------------------------- -------------------------
                                2003                      2002                      2001
                            ------------------------- ------------------------- -------------------------
(dollars in                                  WEIGHTED                  WEIGHTED                  WEIGHTED
 thousands)
TYPE AND MATURITY           AMORTIZED MARKET AVERAGE  AMORTIZED MARKET AVERAGE  AMORTIZED MARKET AVERAGE

                              COST    VALUE   YIELD     COST    VALUE   YIELD     COST    VALUE   YIELD
                            ------------------------- ------------------------- -------------------------
U.S. Treasury and
 agencies
  Due within one year           $250    $261    6.56%   $1,392  $1,398    4.09%       $-      $-       -
  Due after one but within
   five years                  3,927   3,948    4.53%    1,291   1,360    5.52%    3,250   3,281    4.95%
  Due after five but within
   ten years                   1,000   1,000    4.38%        -       -       -     1,000   1,051    6.71%
                            -----------------         -----------------         -----------------
    Total U.S. Treasury and
     agencies                  5,177   5,209    4.60%    2,683   2,758    4.78%    4,250   4,332    5.36%
                            -----------------         -----------------         -----------------
State and political
 subdivisions:
  Due within one year          1,081   1,111    7.64%    1,033   1,068    7.84%      470     478    6.74%
  Due after one but within
   five years                  4,061   4,335    6.95%    4,939   5,328    7.37%    3,920   4,075    7.46%
  Due after five but within
   ten years                   1,321   1,434    7.33%    1,268   1,391    7.78%    3,284   3,404    7.61%
  Due after ten years            270     297    8.01%        -       -       -     1,478   1,514    8.05%
                            -----------------         -----------------         -----------------
    Total state and
     political subdivisions
     (1)                       6,733   7,177    7.18%    7,240   7,787    7.51%    9,152   9,471    7.57%
                            -----------------         -----------------         -----------------

Corporate debt
 securities:
  Due within one year          1,088   1,112    5.47%        -       -       -       254     263    6.40%
  Due after one but within
   five years                  2,713   2,878    5.43%    2,514   2,680    6.39%    1,732   1,757    6.20%
  Due after five but within
   ten years                       -       -       -         -       -       -       799     822    6.80%
                            -----------------         -----------------         -----------------
    Total corporate notes      3,801   3,990    5.44%    2,514   2,680    6.39%    2,785   2,842    6.39%
                            -----------------         -----------------         -----------------

Mortgage backed
 securities                      451     469               663     688    5.83%    1,034   1,064    7.36%
Equity securities of
 gov't. agencies                   -       -       -         -       -       -       751     726    5.80%
Trading securities                 -       -       -         -       -       -     3,277   3,277    4.12%
Restricted equity
 securities                      999     999               832     832               788     788
                            -----------------         -----------------         -----------------

      Total investment
       securities            $17,161 $17,844    5.82%  $13,932 $14,745    6.65%  $22,037 $22,500    6.37%
                            =================         =================         =================


(1) Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

     The Bank does not own bonds of a single issuer whose aggregate market value or book exceeds 10% of equity.

Loans

         The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to Oregon Pacific Banking Co., including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank.

         Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration function and in conformity with established loan policies. Periodically, the Board of Directors determines the lending authority of the President and other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board or the President within the President's delegated authority.

         The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President and four senior loan or credit officers. All loans above the lending limit up to Oregon Pacific Banking Co.'s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least three members of the Board of Directors. Oregon Pacific Banking Co.'s unsecured legal lending limit was $2,012,000 at December 31, 2003.

         Net outstanding loans, excluding loans held-for-sale, totaled $82.72 million at December 31, 2003, representing an increase of $11.73 million, or 16.52% compared to $70.99 million as of December 31, 2002. Loan commitments increased to $7.74 million as of December 31, 2003, representing a decrease of $2.51 million from year-end 2002. Net outstanding loans, excluding loans held-for-sale, were $52.84 million at December 31, 2001.

         Oregon Pacific Banking Co.'s net loan portfolio, excluding loans held for sale, at December 31, 2003, includes loans secured by real estate (82.98% of total), commercial loans (9.84% of total), and consumer loans and overdraft accounts (4.51% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

         This table presents the composition of Oregon Pacific Banking Co.'s loan portfolio by collateral at the dates indicated:


                           DECEMBER 31, 2003      DECEMBER 31, 2002     DECEMBER 31, 2001
                          ---------------------------------------------------------------
(dollars in thousands)         $        %            $       %              $       %
                          --------- --------     -------- -------       -------- -------
Real estate                $72,014    82.98 %    $61,319   80.35 %      $43,601   78.20 %
Commercial                   8,538     9.84        7,169    9.39          5,243    9.40
Installment                  3,223     3.71        3,371    4.42          3,356    6.02
Other                          697     0.80          763    1.00          1,821    3.27
Loans held-for-sale          4,058     4.68        5,328    6.98          2,909    5.22
                          --------- --------     -------- -------       -------- -------
     Total                  88,530   102.02       77,950  102.14         56,930  102.11

Less allowance for loan
 losses                     (1,316)   (1.52)      (1,173)  (1.54)          (902)  (1.62)
Less deferred loan fees       (434)   (0.50)        (461)  (0.60)          (275)  (0.49)
                          --------- --------     -------- -------       -------- -------

Loans receivable, net      $86,780   100.00 %    $76,316  100.00 %       $55,753  100.00 %
                          ========= ========     ======== =======       ======== =======



         The following table shows the maturities and sensitivity of Oregon Pacific Banking Co.'s loans to changes in interest rates at the dates indicated:



                                DECEMBER 31, 2003                    DECEMBER 31, 2002
                     ------------------------------------ -------------------------------------
                              DUE AFTER                           DUE AFTER
                              ONE YEAR    DUE                     ONE YEAR    DUE
                      DUE IN  THROUGH    AFTER            DUE IN  THROUGH    AFTER
(dollars in          ONE YEAR  FIVE      FIVE     TOTAL  ONE YEAR   FIVE      FIVE     TOTAL
 thousands)           OR LESS  YEARS     YEARS    LOANS   OR LESS  YEARS      YEARS     LOANS
                     -------- -------- --------- -------- ------- -------- ----------- --------
LOAN CATEGORY

Real estate -
 mortgage
 (includes loans
  held-for-sale)        $641   $5,294   $15,366  $21,301  $1,417   $4,897     $18,140  $24,454
Real estate -
 construction          2,180    1,220         -    3,400     768      360           -    1,128
Real estate - other    9,488    6,331    35,552   51,371   2,548    7,325      31,192   41,065
Installment              669    2,258       296    3,223     479    2,682         210    3,371
Commercial             3,826    3,268     1,444    8,538   3,958    2,724         487    7,169
Other                    477      220         -      697     301      462           -      763
                     -------- -------- --------- -------- ------- -------- ----------- --------
Total loans by
 maturity            $17,281  $18,591   $52,658  $88,530  $9,471  $18,450     $50,029  $77,950
                     ======== ======== ========= ======== ======= ======== =========== ========

Loans with fixed interest
 rates                                           $16,019                               $17,968
Loans with variable interest
 rates                                            72,511                                59,982
                                                 --------                              --------

                                                 $88,530                               $77,950
                                                 ========                              ========



Loan Losses and Recoveries

         The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts, and collateral position that the borrower's financial condition is such that collection of interest is doubtful.

         The following table shows Oregon Pacific Banking Co.'s loan loss experience for the periods indicated:


                                                     YEARS ENDED DECEMBER 31,
                                     -----------------------------------------------------
                                         2003       2002       2001       2000       1999
                                     ---------  ---------  ---------  ---------  ---------
(dollars in
 thousands)

Loans and loans held-for-sale at
 year-end.                          $  88,530  $  77,489  $  56,930  $  43,311  $  44,504
                                     =========  =========  =========  =========  =========

Average loans and loans held-for-
 sale                               $  83,634  $  65,386  $  47,541  $  42,410  $  43,634
                                     =========  =========  =========  =========  =========

Allowance for loan losses, beginning
 of year                            $   1,173  $     902  $   1,018  $     998  $   1,056
                                     ---------  ---------  ---------  ---------  ---------

Loans charged off:
   Commercial and other                   (31)        (6)      (148)       (26)       (52)
   Real estate                              -          -          -         (9)       (17)
   Installment & open end                  (3)        (6)       (12)        (9)       (18)
                                     ---------  ---------  ---------  ---------  ---------
         Total loans charged off          (34)       (12)      (160)       (44)       (87)
                                     ---------  ---------  ---------  ---------  ---------

Recoveries:
   Commercial and other                     -          -         38          1          1
   Real estate                              -          -          -          -          -
   Installment                              7          3          3          8          3
                                     ---------  ---------  ---------  ---------  ---------
         Total recoveries                   7          3         41          9          4
                                     ---------  ---------  ---------  ---------  ---------
Net charge-offs                           (27)        (9)      (119)       (35)       (83)
Provision for loan losses                 170        280          3         55         26
                                     ---------  ---------  ---------  ---------  ---------

Allowance for loan losses, at year-
 end                                $   1,316  $   1,173  $     902  $   1,018  $     998
                                     =========  =========  =========  =========  =========

Ratio of net loans charged off
 (recovered) to average loans
 outstanding                             0.03  %    0.01  %    0.25  %    0.08  %    0.19  %

Ratio of allowance for loan losses
 to loans at year-end                    1.49  %    1.51  %    1.58  %    2.35  %    2.24  %




         The adequacy of the allowance for loan losses should be measured in the context of several key ratios: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1999, Oregon Pacific Banking Co.'s ratio of the allowance for loan losses to total loans has ranged from 1.49 to 2.35%. The amounts provided by these ratios have been sufficient to fund the Bank's charge-offs, which have not been historically significant, and to provide for potential losses based upon year-end analyses conducted by management. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1999 through December 31, 2003, nonperforming loans to total loans have ranged from a low of 0.00% in 2003 to a high of 1.58%. The Bank's historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. For the years between December 31, 1999 and 2003, net charge-offs ranged from 0.01% to 0.25% of average loans. Management believes the Bank's loan underwriting policies and its loan officers' knowledge of their customers are significant contributors to the Bank's success in limiting loan losses.

         During the year ended December 31, 2003, Oregon Pacific Banking Co. recognized $34,000 in loan losses and $7,000 in recoveries. Charge-offs recorded in 2003 were consistent with the Bank's historical loss experience.

         The following table presents information with respect to nonperforming loans and other assets:


                                                     DECEMBER 31,
                                 ----------------------------------------------------
                                    2003      2002        2001      2000      1999
                                 --------- ----------  --------- --------- ----------
(dollars in thousands)

Nonperforming loans:
   Loans past due 90 days or
    more                        $       - $        -  $       - $       - $        -
   Nonaccrual loans                     -         60        350       485        703
   Restructured loans                   -          -          -         -          -
                                 --------- ----------  --------- --------- ----------
                                        -         60        350       485        703
Other real estate owned                10        117         85        37        247
                                 --------- ----------  --------- --------- ----------

                                $      10 $      177  $     435 $     522 $      950
                                 ========= ==========  ========= ========= ==========

Allowance for loan losses       $   1,316 $    1,173  $     902 $   1,018 $      998
Ratio of total nonperforming
 assets to total assets              0.01%      0.17%      0.50%     0.73%      1.31%
Ratio of total nonperforming
 loans to total loans                0.00%      0.08%      0.61%     1.12%      1.58%
Ratio of allowance for loan
 losses to total nonperforming
 assets                          13160.00%    662.71%    207.49%   195.20%    105.05%




         Oregon Pacific Banking Co. has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. There were no loans on nonaccrual status at December 31, 2003, compared to $60,000 at December 31, 2002 and $350,000 at the end of 2001.

         At December 31, 2003, the Bank had $10,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There was $85,000 in OREO at December 31, 2002, and $37,000 in 2001.

Deposits

         The following table sets forth the average balances of the Bank's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

                              YEAR ENDED               YEAR ENDED                    YEAR ENDED
                             DECEMBER 31, 2003         DECEMBER 31, 2002        DECEMBER 31, 2001
                           ----------------------   -----------------------   ---------------------
                             AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE    AVERAGE
                             BALANCE      RATE        BALANCE       RATE       BALANCE     RATE
                           ------------ ---------   ------------ ----------   --------- -----------
(dollars in thousands)

Interest-bearing checking
 and savings accounts          $54,546      1.21  %     $38,104       1.76  %  $30,219        2.69   %
Time deposits                   21,287      2.53         20,489       3.36      20,036        5.13
                           ------------ ---------   ------------ ----------   --------- -----------
    Total interest-bearing
      deposits                  75,833      1.58         58,593       2.32      50,255        3.66
                                        ---------                ----------             -----------

    Total noninterest-
     bearing
      deposits                  20,652                   17,769                 14,064
                           ------------             ------------              ---------

    Total interest and non-
      interest-bearing
      deposits                 $96,485      1.24  %     $76,362       1.78  %  $64,319        2.86   %
                           ============             ============              =========



         At December 31, 2003, total deposits were $97.46 million, an increase of $8.94 million or 10.10%, from total deposits of $88.52 million at December 31, 2002. Total deposits in 2002 increased by 22.40% from 2001. The increase in deposit accounts in 2003 and late 2002 have primarily been in the Bank's interest-bearing checking account and were largely due to a flight to a premium rate on accessible funds. The Bank also experienced growth in deposits as full service banking facilities were opened in the new communities. Noninterest-bearing demand deposits continued to be a significant portion of Oregon Pacific Banking Co.'s deposit base. To the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve. Noninterest deposits for 2003 averaged 21.40% of total deposits, down from 23.27 % in 2002, and 21.87% in 2001.

         Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2003, total interest-bearing deposit accounts were $75.47 million, an increase of $5.47 million, or 7.81%, from December 31, 2002. Interest-bearing demand accounts increased $12.86 million, or 22.51%, from December 31, 2001 to 2002. Management believes deposits will continue to grow as the permanent facilities opened in Coos Bay in December 2003 and Roseburg in January 2004.

         Certificates of deposit are another interest-bearing deposit with a stated maturity typically at higher interest rates. At December 31, 2003, time certificates of deposit in excess of $100,000 totaled $7.10 million, or 7.29% of total outstanding deposits, compared to $7.63 million, or 8.62%, of total outstanding deposits at December 31, 2002, and $10.14 million, or 14.02%, of total outstanding deposits at December 31, 2001.

         The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2003:

               (dollars in
                thousands)

                   2004                                    $                     16,210
                   2005                                                           1,518
                   2006                                                             254
                   2007                                                           1,299
                   2008                                                             820
                                                            ----------------------------
                                                           $                     20,101
                                                            ============================

        The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2003:



               (dollars in thousands)

               Dues in less than 3 months                   $   2,218
               Dues in more than 3 and less than 6 months       2,151
               Due in more than 6 and less than 12 months       1,193
               Due in more than 12 months                       1,541
                                                             ---------
                                                            $   7,103
                                                             =========

Other Borrowings

     The following table sets forth certain information with respect to the Bank's Federal Home Loan Bank of Seattle borrowings:

                                                   DECEMBER 31,
                                           ----------------------------
(dollars in thousands)                        2003      2002      2001
                                           --------  --------  --------

Amount outstanding at year-end              $7,923    $8,853    $5,903

Weighted average interest rate at year-end    3.87%     4.03%     3.93%

Maximum amount outstanding at any month-end
    during the year                         $8,815    $9,340    $8,920

Daily average amount outstanding during the
 year                                       $8,501    $8,161    $5,246

Weighted average interest rate during the
 period                                       4.03%     4.23%     5.67%

Stockholders' Equity

         Consolidated stockholders' equity increased $743,000 during 2003. Stockholders' equity at December 31, 2003 was $8.64 million compared to $7.89 million at December 31, 2002. This increase reflects net income and comprehensive income of $883,000 less cash dividends paid of $241,000. In both 2001 and 2002, the Bank approved a stock repurchase plan to provide an additional vehicle for liquidity of outstanding shares and to retire excess capital in order to improve future returns on equity. No repurchases of stock were made in 2003.

         Dividends declared and paid were $0.17 per share in 2003, $0.18 per share in 2002, and $0.75 per share in 2001.

Liquidity

         Oregon Pacific Banking Co. has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale. At December 31, 2003, these liquid assets totaled $30.58 million or 25.34% of total assets as compared to $31.21 million or 29.16% of total assets at December 31, 2002. Other sources of liquidity are the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, national deposits, and brokered deposits.

         The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $962,000, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

         At December 31, 2003, Oregon Pacific Banking Co. had outstanding commitments to make loans of $7.74 million. Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan customers. Many of these outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that the Bank's sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

         The following reflects Oregon Pacific Banking Co.'s various capital ratios at December 31, 2003, and December 31, 2002, as compared to regulatory minimums for capital adequacy purposes:

                                          AT                AT
                                     DECEMBER 31,        DECEMBER 31,        REGULATORY
                                         2003                2002              MINIMUM
                                    --------------      --------------      -------------

Tier 1
 capital                                     12.6%                9.1%               4.0%
Total risk-based
 capital                                     13.9%               10.4%               8.0%
Leverage
 ratio                                       10.2%                7.2%               4.0%


         In December 2003 the Company issued $4,000,000 in preferred capital securities through a subsidiary organization that was formed for that purpose. The Company then invested the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank's future growth. All of the $4 million of capital invested by the Company in the Bank is treated as Tier 1 capital of the Bank.

Factors That May Affect Future Results of Operations.

         In addition to the other information contained in this report, the following risks may affect the Bank. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

         1. Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it can properly manage the growth of the Bank's operations and assets, there can be no assurance that unforeseen issues relating to such growth will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain our level of profitability.

         2. Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. The 500 basis point decrease in the target Fed Funds rate by the Federal Reserve throughout 2001 through 2003 resulted in a 29 basis point increase in the Bank's interest rate spread in 2003. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a decrease in our interest rate spread. Recent announcements by the Federal Reserve suggest that rate cutting is over but the speed of any future rate increases is unknown. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Off-Balance Sheet Arrangements

         In the normal course of business, the Bank utilizes financial instruments with off-balance sheet risk to meet the financing needs of its customers including loan commitments to extend credit, checking lines of credit, commercial letters of credit, and standby letters of credit.

         The table below sets forth the distribution of the Bank's contingent liabilities by off-balance sheet type:

                                                December 31,
                                     -------------------------------------
(dollars in thousands)                     2003         2002         2001
                                     -----------  -----------  -----------

Commitments to extend credit             $7,230       $9,851       $8,547
Undisbursed checking lines of
 credit                                     465          354          476
Commercial and standby letters of
 credit                                      50           50           50
                                     -----------  -----------  -----------

                           Total         $7,745      $10,255       $9,073
                                     ===========  ===========  ===========


Contractual Obligations

         The Company's contractual obligations include notes to the Federal Home Loan Bank, Trust Preferred Securities, operating leases, and deferred compensation plans. Detailed below is a schedule of contractual obligations by maturity and/or payment due:




                                                 Payment due by Period
                                           Less than                           More than   Unspecified
(dollars in thousands)           Total      1 year     1-3 years   3-5 years    5 years     maturity
                               ---------  -----------  ---------  -----------  ----------  -----------

Long-term debt obligations
   Federal Home Loan Bank notes  $7,923           $-     $6,300       $1,100        $523           $-
   Trust Preferred Securities
    (1)                           4,000            -          -            -       4,000            -
Operating lease obligations         701          122        247          164         168            -
Other long term liabilities (2)   1,244            -          -            -         360          884
                               ---------  -----------  ---------  -----------  ----------  -----------

     Total                      $13,868         $122     $6,547       $1,264      $5,051         $884
                               =========  ===========  =========  ===========  ==========  ===========

(1) The Company has the right to redeem trust preferred securities on or after December 17, 2008

(2)  Amount includes deferred compensation and a mandatory purchase option


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management and Interest Rate Sensitivity

         Oregon Pacific Banking Co.'s results of operations depend substantially on its net interest income. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. The Bank's interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

         The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate "gap" is said to be present.

         Rising and falling interest rate environments can have various effects on a bank's net interest income, depending on the interest rate gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits, and other factors. The Bank does not use derivatives including forward and futures contracts, options, or swaps to manage its market and interest rate risks.

         Management believes that the Bank has relatively low interest rate risk that is somewhat asset-sensitive. This interest rate risk is driven by the fact that the Bank has assets, commercial and real estate loans with mid-term lives that reprice more frequently than its liabilities. The Bank has significant amounts of adjustable rate loans that will reprice as interest rates rise as economists predict. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on the Bank.

         The Bank analyzes its interest rate risk by simulation modeling. The Bank's sensitivity to gains or losses in future earnings due to hypothetical immediate decreases or increases in interest rates is as follows:

                    INCREASE OR                                    % CHANGE
                    (DECREASE IN)                                    IN NET
                  INTEREST RATES                                     INCOME
                  --------------                                     ------

                            2.0%                                     9.58%
                            1.0%                                     3.23%
                           -1.0%                                    -8.09%
                           -2.0%                                   -10.00%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Oregon Pacific Bancorp and Subsidiaries


We have audited the accompanying consolidated balance sheets of Oregon Pacific Bancorp and Subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the period ended December 31, 2003. These financial statements are the responsibility of Oregon Pacific Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
------------------
Portland, Oregon
February 6, 2004

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        December 31,
                                                                           ----------------------------------------
                                                                                 2003                  2002
                                                                           ------------------    ------------------

ASSETS
      Cash and cash equivalents                                            $      4,916,985      $      3,886,203
      Interest-bearing deposits in banks                                          4,764,248             8,078,510
      Available-for-sale securities, at fair value                               16,845,288            13,913,137
      Restricted equity securities                                                  999,100               831,750
      Loans held-for-sale                                                         4,057,664             5,327,661
      Loans, net of allowance for loan losses and unearned income                82,722,328            70,988,652
      Premises and equipment, net of depreciation and amortization                4,811,107             2,726,595
      Other real estate owned                                                         9,746               117,494
      Accrued interest and other assets                                           1,549,826             1,149,886
                                                                           ------------------    ------------------

TOTAL ASSETS                                                               $    120,676,292      $    107,019,888
                                                                           ==================    ==================

LIABILITIES
      Deposits:
          Demand deposits                                                  $     21,990,360      $     18,512,436
          Interest-bearing demand deposits                                       39,165,421            35,996,332
          Savings deposits                                                       16,207,129            12,750,616
          Time certificate accounts:
              $100,000 or more                                                    7,102,978             7,629,913
              Other time certificate accounts                                    12,998,516            13,625,754
                                                                           ------------------    ------------------

                  Total deposits                                                 97,464,404            88,515,051

      Federal Home Loan Bank borrowings                                           7,922,806             8,852,500
      Floating rate Junior Subordinated Deferrable Interest
          Debentures (Trust Preferred Securities)                                 4,000,000                     -
      Deferred compensation liability                                               884,235               795,272
      Accrued interest and other liabilities                                      1,769,289               964,143
                                                                           ------------------    ------------------

                  Total liabilities                                             112,040,734            99,126,966
                                                                           ------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
      Common stock, no par and $.44 par value, respectively, 10,000,000 shares authorized; 2,173,592 and 2,135,244, issued and outstanding at
          December 31, 2003
          and 2002, respectively                                                  4,894,536               939,507
      Surplus                                                                             -             3,730,019
      Undivided profits                                                           3,331,170             2,735,032
      Accumulated other comprehensive income, net of tax                            409,852               488,364
                                                                           ------------------    ------------------

                  Total stockholders' equity                                      8,635,558             7,892,922
                                                                           ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    120,676,292      $    107,019,888
                                                                           ==================    ==================


                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                              Years Ended December 31,
                                                                  --------------------------------------------------
                                                                      2003              2002              2001
                                                                  --------------    --------------    --------------

INTEREST INCOME
      Interest and fees on loans                                  $  6,367,365      $  5,436,283      $  4,667,733
      Interest on investment securities:
          U.S. Treasury and agencies                                   155,220           209,361           344,489
          State and political subdivisions                             361,704           425,535           547,248
          Corporate and other investments                              207,586           291,265           374,943
      Interest on deposits in banks                                     63,408            83,584           106,028
                                                                  --------------    --------------    --------------

             Total interest income                                   7,155,283         6,446,028         6,040,441
                                                                  --------------    --------------    --------------

INTEREST EXPENSE
      Interest-bearing demand deposits                                 515,407           477,712           612,389
      Savings deposits                                                 142,778           192,471           199,413
      Time deposits                                                    539,300           688,852         1,027,506
      Other borrowings                                                 356,883           346,920           297,522
                                                                  --------------    --------------    --------------

             Total interest expense                                  1,554,368         1,705,955         2,136,830
                                                                  --------------    --------------    --------------

             Net interest income before provision
                 for loan losses                                     5,600,915         4,740,073         3,903,611

PROVISION FOR LOAN LOSSES                                              170,000           280,100             3,000
                                                                  --------------    --------------    --------------

             Net interest income after provision
                 for loan losses                                     5,430,915         4,459,973         3,900,611
                                                                  --------------    --------------    --------------

NONINTEREST INCOME
      Mortgage loan sales and servicing fees                         1,266,307         1,029,673           606,463
      Service charges and fees                                         494,144           384,276           365,059
      Trust fee income                                                 441,848           373,092           161,674
      Investment sales commissions                                     157,250           186,646           209,847
      Other income                                                      89,752            87,898            71,394
                                                                  --------------    --------------    --------------

             Total noninterest income                                2,449,301         2,061,585         1,414,437
                                                                  --------------    --------------    --------------

NONINTEREST EXPENSE
      Salaries and benefits                                          4,193,289         3,450,825         2,605,238
      Occupancy                                                        627,582           529,761           425,004
      Outside services                                                 621,809           412,569           324,257
      Supplies                                                         183,675           184,177           133,312
      Loan and collection expense                                      136,907           149,663            90,483
      Securities and trust department expenses                         130,153           176,337           152,790
      Advertising                                                      116,805           111,525            55,208
      Postage and freight                                               99,132            76,974            57,331
      Other expenses                                                   431,698           355,857           315,955
                                                                  --------------    --------------    --------------

                 Total noninterest expense                           6,541,050         5,447,688         4,159,578
                                                                  --------------    --------------    --------------

                     The accompanying notes are an integral
                       part of these financial statements.


                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------


                                                                              Years Ended December 31,
                                                                  -------------------------------------------------
                                                                      2003              2002              2001
                                                                  --------------    --------------    -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                          $  1,339,166      $  1,073,870      $ 1,155,470

PROVISION FOR INCOME TAXES                                             377,327           252,061          260,635
                                                                  --------------    --------------    -------------

NET INCOME                                                             961,839           821,809          894,835
                                                                  --------------    --------------    -------------

OTHER COMPREHENSIVE (LOSS) INCOME
      Unrealized (loss) gain on available-for-sale
          securities, net of tax                                       (78,512)          210,677          170,482
                                                                  --------------    --------------    -------------

                 Total other comprehensive (loss) income               (78,512)          210,677          170,482
                                                                  --------------    --------------    -------------

COMPREHENSIVE INCOME                                              $    883,327      $  1,032,486      $ 1,065,317
                                                                  ==============    ==============    =============

BASIC EARNINGS PER SHARE OF COMMON
      AND COMMON EQUIVALENT SHARE                                 $       0.45      $       0.39      $      0.42
                                                                  ==============    ==============    =============

DILUTED EARNINGS PER SHARE OF COMMON
      AND COMMON EQUIVALENT SHARE                                 $       0.45      $       0.39      $      0.42
                                                                  ==============    ==============    =============



                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              Other           Total
                                      Common Stock                          Undivided      Comprehensive    Stockholders'
                                 ------------------------
                                   Shares        Amount       Surplus        Profits          Income          Equity
                                                                                              (Loss)
                                 -----------    ---------    -----------    -----------    -------------    -----------

BALANCE, December 31, 2000       2,128,409      $936,500     $3,684,065     $2,987,881     $   107,205      $7,715,651

Cash dividends paid                     -             -              -      (1,444,624)              -      (1,444,624)

Dividends reinvested in stock       28,009        12,324        130,700       (143,024)               -              -

Shares acquired in stock
repurchase plan                    (43,925)      (19,327)      (205,702)             -                -       (225,029)

Net income and comprehensive
income                                   -             -              -        894,835          170,482      1,065,317
                                 -----------    ---------    -----------    -----------    -------------    -----------

BALANCE, December 31, 2001       2,112,493      929,497      3,609,063      2,295,068          277,687      7,111,315

Cash dividends paid                      -             -              -       (250,879)               -       (250,879)

Dividends reinvested in stock       22,751        10,010        120,956       (130,966)               -              -

Net income and comprehensive
income                                   -             -              -        821,809          210,677      1,032,486
                                 -----------    ---------    -----------    -----------    -------------    -----------

BALANCE, December 31, 2002       2,135,244      939,507      3,730,019      2,735,032          488,364      7,892,922

Change in capitalization as a
result
      of holding company
      formation                          -     3,730,019     (3,730,019)             -                -              -

Exercise of stock options           20,000       100,000              -              -                -        100,000

Cash dividends paid                      -             -              -       (240,691)               -       (240,691)

Dividends reinvested in stock       18,348       125,010              -       (125,010)               -              -

Net income and comprehensive
income                                   -             -              -        961,839          (78,512)       883,327
                                 -----------    ---------    -----------    -----------    -------------    -----------

BALANCE, December 31, 2003       2,173,592      $4,894,536   $       -      $3,331,170     $   409,852      $8,635,558
                                 ===========    =========    ===========    ===========    =============    ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                             Years Ended December 31,
                                                               ------------------------------------------------------
                                                                    2003                2002               2001
                                                               ----------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                               $      961,839      $     821,809      $     894,835
      Adjustments to reconcile net income to net cash
             from operating activities:
         Depreciation and amortization                                345,959            319,154            291,031
         Provision for loan losses                                    170,000            280,100              3,000
         Deferred income taxes                                         38,405            (31,838)            62,639
         Statutory write-down of other real estate owned                  513                  -              6,892
         Federal Home Loan Bank stock dividends                       (39,200)           (44,250)           (42,600)
         Net realized gains on available-for-sale securities                -            (51,340)              (944)
         Proceeds from sales of mortgage loans held-
             for-sale                                              49,022,302         39,468,407         19,395,236
         Production of mortgage loans held-for-sale               (47,752,305)       (41,887,025)       (21,741,286)
         Loss (gain) on dispositions of premises, equipment,
             and other real estate owned                                2,286             (4,864)             3,389
         Net decrease (increase) in trading securities                      -          3,276,527         (3,276,527)
         Net increase in accrued interest and other assets           (386,004)          (104,198)          (112,660)
         Net increase in accrued interest and other
         liabilities                                                  894,109            503,511            263,343
                                                               ----------------    ---------------    ---------------

                 Net cash from operating activities                 3,257,904          2,545,993         (4,253,652)
                                                               ----------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of available-for-sale securities                  -            369,301          1,689,323
      Proceeds from maturities and calls of
      available-for-sale
         securities                                                 7,008,805          7,972,948         10,721,486
      Purchases of available-for-sale securities                  (10,127,756)        (3,446,048)        (7,977,496)
      Proceeds from sales of restricted equity securities                   -                450              2,850
      Purchases of restricted equity securities                      (128,150)                 -                  -
      Net decrease (increase) in interest-bearing deposits
         in banks                                                   3,314,262         (4,998,510)        (2,065,000)
      Net increase in loans                                       (11,903,676)       (18,547,932)       (11,547,568)
      Purchases of premises and equipment                          (2,416,017)        (1,282,144)          (223,897)
      Proceeds from sales of premises, equipment, and
         other real estate owned                                      146,442             98,662            139,781
                                                               ----------------    ---------------    ---------------


                 Net cash from investing activities               (14,106,090)     (19,833,273)          (9,260,521)
                                                               ----------------    ---------------    ---------------



                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2003               2002              2001
                                                                ----------------   ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposit
          accounts                                              $  10,103,526      $  18,394,804      $  7,448,889
      Net (decrease) increase in time deposits                     (1,154,173)        (2,196,549)        7,365,616
      Proceeds from Federal Home Loan Bank borrowings                 550,000          4,000,000         2,500,000
      Repayments of Federal Home Loan Bank borrowings              (1,479,694)        (1,050,000)       (1,942,500)
      Proceeds from issuance of subordinated debentures             4,000,000                  -                 -
      Cash dividends paid                                            (240,691)          (250,879)       (1,444,624)
      Shares issued at exercise of stock options                      100,000                  -                 -
      Shares acquired in stock repurchase plan                              -                  -          (225,029)
                                                                ----------------   ---------------    --------------

                  Net cash from financing activities               11,878,968         18,897,376        13,702,352
                                                                ----------------   ---------------    --------------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                   1,030,782          1,610,096           188,179

CASH AND CASH EQUIVALENTS, beginning of year                        3,886,203          2,276,107         2,087,928
                                                                ----------------   ---------------    --------------

CASH AND CASH EQUIVALENTS, end of year                          $   4,916,985      $   3,886,203      $  2,276,107
                                                                ================   ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION
      Cash paid for interest                                    $   1,574,065      $   1,742,676      $  2,153,078
                                                                ================   ===============    ==============
      Cash paid for income taxes                                $     333,645      $     200,270      $    317,471
                                                                ================   ===============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
          INVESTING AND FINANCING ACTIVITIES
      Stock dividends reinvested                                $     125,010      $     130,966      $    143,024
                                                                ================   ===============    ==============
      Unrealized (gain) loss on available-for-sale
          securities, net of tax                                $     (78,512)     $     210,677      $    170,482
                                                                ================   ===============    ==============
      Transfer of loans to other real estate owned              $           -      $    (122,710)     $   (198,050)
                                                                ================   ===============    ==============


                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

Organization - Oregon Pacific Bancorp (Bancorp) was incorporated on January 1, 2003, and became the holding company of Oregon Pacific Banking Co. (the Bank) effective January 1, 2003. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank's customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2003, Bancorp formed Oregon Pacific Statutory Trust I (OPST-1), a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). During December 2003, OPST-1 issued $4 million in Trust Preferred Securities. The Bank and Bancorp are subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Bancorp and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management's estimates and assumptions - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses and other real estate owned. Actual results could differ significantly from those estimates.

Cash and cash equivalents - Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. As of December 31, 2003 and 2002, the Bank had reserve requirements to be maintained at the Federal Reserve Bank of $1,067,000 and $804,000, respectively. Total clearing balance requirements at December 31, 2003 and 2002, were $400,000.

Investment securities - The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as "trading," "available-for-sale," or "held-to-maturity." Accordingly, management has determined that all investment securities held at December 31, 2003 and 2002 are available-for-sale.

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Securities classified as available-for-sale may be sold in response to such factors as (1) changes in market interest rates and related changes in the security's prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Gains and losses on the sale of available-for-sale securities

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

are determined using the specific identification method. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of equity until realized. Fair values for investment securities are based on quoted market prices.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance established by charges to income.

Loan servicing - The Bank sells mortgage loans primarily on a servicing-retained basis. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated servicing revenues. Impairment of the mortgage servicing asset is based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates and prepayment rates. Loan servicing income is recorded when earned.

Loans, net of allowance for loan losses and unearned income - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned income. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price, or the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of related loans.

Premises and equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from 2 to 30 years.

Other real estate owned - Real estate acquired by the Bank in satisfaction of debt is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense.

Income taxes - Deferred tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Off-balance sheet financial instruments - The Bank holds no derivative financial instruments. However, in the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit as well as commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

Fair value of financial instruments - The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

Available-for-sale securities - Fair values for available-for-sale investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted equity securities - The carrying values of restricted equity securities approximate fair values.

Loans receivable - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held-for-sale - Fair value represents the anticipated proceeds from sale of the loans.

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank borrowings - The fair values of the Bank's borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest receivable and payable approximate their fair values.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

Off-balance sheet instruments - The Bank's off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Advertising - Advertising costs are charged to expense during the year in which they are incurred.

Stock options - The Bank measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company's stock price and the option price at the grant date. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Bancorp's stock at the date of each grant. Had compensation cost for the Bank's 2003, 2002, and 2001 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for December 31 would approximate the pro forma amounts below.

                                                            2003                  2002                  2001
                                                     -------------------    ------------------    -----------------

      Net income, as reported                        $         961,839      $       821,809       $       894,835
      Less total stock-based
          employee compensation expense
          determined under the fair value-
          based method for all awards,
          net of related tax effects                              (307)              (484)                 (1,758)
                                                     -------------------    ------------------    -----------------

      Pro forma net income                           $         961,532      $       821,325       $       893,077
                                                     ===================    ==================    =================

      Basic earnings per common share:
          As reported                                $            0.45      $          0.39       $          0.42
          Pro forma                                  $            0.45      $          0.39       $          0.42

      Diluted earnings per common share:
          As reported                                $            0.45      $          0.39       $          0.42
          Pro forma                                  $            0.45      $          0.39       $          0.42



                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:

                                                       2003                   2002                     2001
                                                 -----------------    ---------------------    ---------------------

          Dividend yield                                    3.06%                    0.05%                    0.05%
          Expected life (years)                               7.5                        7                        7
          Expected volatility                              19.72%                    0.01%                    0.01%
          Risk-free rate                                    3.75%            4.84% - 5.04%            4.84% - 5.04%


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Recently issued accounting standards - In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and No. 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, Bancorp has adopted this statement as of December 31, 2003, and the result did not have an impact on Bancorp's consolidated statement of financial position or results of operations.

In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or assets in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Bancorp's management does not expect that the application of the provisions of this statement will have a material impact on Bancorp's consolidated financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 1       - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Bancorp's management does not expect that the application of the provisions of this statement will have a material impact on Bancorp's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN
46. As a public entity that is not a "Small Business Issuer," Bancorp is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Bancorp's management does not expect that the application of the provisions of this interpretation will have a material impact on Bancorp's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with current year presentations.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2       - INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities are as follows:

                                                                                    Gross
                                                                                  Unrealized
                                                                 Gross              Losses          Estimated
                                            Amortized          Unrealized         Less than            Fair
                                               Cost              Gains            12 Months           Value
                                          ---------------    ---------------    ---------------   ---------------

December 31, 2003:

U.S. Treasury and agencies                $    5,176,837     $       50,796     $     (18,960)    $    5,208,673
State and political subdivisions               6,732,875            445,759            (1,119)         7,177,515
Corporate notes                                3,800,903            189,475                 -          3,990,378
Mortgage-backed securities                       451,586             17,136                 -            468,722
                                          ---------------    ---------------    ---------------   ---------------

                                          $   16,162,201     $      703,166     $     (20,079)    $   16,845,288
                                          ===============    ===============    ===============   ===============

December 31, 2002:

U.S. Treasury and agencies                $    2,683,027     $       74,739     $           -     $    2,757,766
State and political subdivisions               7,239,745            547,375                 -          7,787,120
Corporate notes                                2,513,580            166,013                 -          2,679,593
Mortgage-backed securities                       662,845             25,813                 -            688,658
                                          ---------------    ---------------    ---------------   ---------------

                                          $   13,099,197     $      813,940     $           -     $   13,913,137
                                          ===============    ===============    ===============   ===============


The investment securities shown above currently have fair values less than amortized costs and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry-specific event. There are three investment securities with unrealized losses. The Bank anticipates full recovery of amortized costs with respect to these securities, at maturity or sooner in the event of a more favorable market interest rate environment.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 2       - INVESTMENT SECURITIES - (continued)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Available-for-Sale
                                                                                         Securities
                                                                          -----------------------------------------
                                                                                                    Estimated
                                                                              Amortized               Market
                                                                                Cost                  Value
                                                                          ------------------    -------------------

          Due in one year or less                                         $       2,418,655     $       2,484,366
          Due after one year through three years                                  4,126,302             4,337,190
          Due after three years through five years                                6,574,364             6,824,083
          Due after five years through ten years                                  2,321,017             2,434,327
          Thereafter                                                                270,277               296,599
          Mortgage-backed securities                                                451,586               468,723
                                                                          ------------------    -------------------

                                                                          $      16,162,201     $      16,845,288
                                                                          ==================    ===================

At December 31, 2003 and 2002, investment securities with an amortized cost of $5,298,211 and $5,754,899 and market values of $5,576,323 and $5,449,349, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $999,100 and $831,750 at December 31, 2003 and 2002, respectively.

NOTE 3       - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

                                                                                 2003                  2002
                                                                           -----------------     -----------------


          Real estate                                                      $    14,660,603       $    15,786,018
          Commercial                                                            63,422,739            50,608,475
          Installment                                                            6,352,442             6,172,952
          Overdrafts                                                                36,717                54,995
                                                                           -----------------     -----------------

                                                                                84,472,501            72,622,440
          Less allowance for loan losses                                        (1,315,955)           (1,173,025)
          Less unearned income                                                    (434,218)             (460,763)
                                                                           -----------------     -----------------

                   Loans, net of allowance and for loan
                        losses and unearned income                         $    82,722,328       $    70,988,652
                                                                           =================     =================

The following is an analysis of the changes in the allowance for loan losses:

                                                           2003                  2002                   2001
                                                    -------------------    -----------------     -------------------

          BALANCE, beginning of year                $       1,173,025      $       902,104       $      1,017,726
          Provision for loan losses                           170,000              280,100                  3,000
          Loans charged off                                   (33,765)             (12,620)              (159,910)
          Loan recoveries                                       6,695                3,441                 41,288
                                                    -------------------    -----------------     -------------------

          BALANCE, end of year                      $       1,315,955      $     1,173,025       $        902,104
                                                    ===================    =================     ===================

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2003 and 2002, were $89,318,728 and $68,916,942, respectively.

There were no impaired loans having recorded investments at December 31, 2003. Impaired loans having recorded investments of $59,752 at December 31, 2002, have been recognized. The average recorded investment in impaired loans during 2003 and 2002 was $29,876 and $204,734, respectively. There was no allowance for loan losses related to these loans at December 31, 2003. The total allowance for loan losses related to these loans was $8,963 on December 31, 2002. Interest income recognized for cash payments received on impaired loans in 2003, 2002, and 2001 was not material to the consolidated financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4       - LOAN SERVICING

The Bank's recorded investment in mortgage servicing assets (MSA) totaled $809,591 and $606,482 at December 31, 2003 and 2002, respectively; mortgage servicing rights of $479,973 and $404,832 were capitalized in 2003 and 2002, respectively. Amortization of the MSA totaled $278,537, $182,495, and $107,887 for the years ended December 31, 2003, 2002, and 2001, respectively.


NOTE 5       - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                  2003                  2002
                                                                            ------------------    -----------------

          Land                                                              $     1,080,116       $     1,065,316
          Building and improvements                                               3,490,124             1,631,699
          Furniture and equipment                                                 2,537,544             2,131,093
          Leasehold improvements                                                    161,344               129,485
                                                                            ------------------    -----------------

                                                                                  7,269,128             4,957,593
          Less accumulated depreciation and
             amortization                                                        (2,458,021)           (2,230,998)
                                                                            ------------------    -----------------

                  Premises and equipment, net of accumulated
                       depreciation and amortization                        $     4,811,107       $     2,726,595
                                                                            ==================    =================

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $290,092, $290,999, and $262,347, respectively.


NOTE 6       - TIME CERTIFICATES

Time certificates of deposit of $100,000 and over aggregated $7,102,978 and $7,629,913 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities for time deposits is as follows:

          Year ending December 31,          2004                                                  $     16,210,286
                                            2005                                                         1,517,903
                                            2006                                                           253,980
                                            2007                                                         1,298,821
                                            2008                                                           820,504
                                                                                                  -----------------

                                                                                                  $     20,101,494
                                                                                                  =================


                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





NOTE 7       - SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK
                  BORROWINGS

The Bank is a member of and has entered into credit arrangements with the FHLB. The Bank participates in the Cash Management Advance program and also has fixed and adjustable rate promissory notes with the FHLB. Borrowings under the credit arrangements are collateralized by mortgage loans or other instruments which may be pledged. Borrowings available to the Bank under all FHLB credit arrangements are limited to the lesser of 20% of the Bank's total assets or collateral availability.

Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2003 and 2002.

FHLB promissory notes outstanding at December 31, 2003 and 2002, were $7,922,806 and $8,852,500, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

The following summarizes the Bank's outstanding obligation and repayment terms to the FHLB as of December 31, 2003:

                                                                             Range of
                                                                             Interest
                                                                              Rates                 Amount
                                                                         -----------------     -----------------

          Years ending December 31,          2004                                       -      $              -
                                             2005                             1.20 - 7.77%             5,400,000
                                             2006                             4.30 - 5.07%               900,000
                                             2007                             5.05 - 5.38%             1,100,000
                                             2008                                        -                     -
                                             Thereafter                              3.27%               522,806
                                                                                                -----------------

                                                                                                $     7,922,806
                                                                                               =================







NOTE 8       - INCOME TAXES

The provision for income taxes consists of the following:

                                                            2003                  2002                  2001
                                                      ------------------    ------------------    ------------------

          Current expense:
             Federal                                  $         259,462     $       211,456       $        133,919
             State                                               79,460              72,443                 64,077
                                                      ------------------    ------------------    ------------------

                                                                338,922             283,899                197,996
                                                      ------------------    ------------------    ------------------

          Deferred expense (benefit):
             Federal                                             31,839             (26,394)                51,929
             State                                                6,566              (5,444)                10,710
                                                      ------------------    ------------------    ------------------

                                                                 38,405             (31,838)                62,639
                                                      ------------------    ------------------    ------------------

                  Provision for income taxes          $         377,327     $       252,061       $        260,635
                                                      ==================    ==================    ==================

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the provision for loan losses, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

                                                            2003                  2002                  2001
                                                      ------------------    ------------------    -----------------

          Accounting provision for loan
             losses less than (in excess of)
             provision for income taxes               $        (43,853)     $       (93,756)      $        73,703
          Accounting depreciation (less than)
             in excess of tax depreciation                      60,237               20,069                (2,658)
          Deferred compensation                                (78,245)             (50,688)              (44,660)
          Federal Home Loan Bank stock
             dividends                                          15,160               15,924                16,575
          Mortgage servicing rights                             78,400               84,984                32,108
          Vacation accrual                                           -               (2,316)              (11,580)
          Loans held-for-sale                                    6,815               (6,815)                    -
          Other differences                                       (109)                 760                  (849)
                                                      ------------------    ------------------    -----------------

                  Net deferred income taxes           $         38,405      $       (31,838)      $        62,639
                                                      ==================    ==================    =================


                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8   -        INCOME TAXES - (continued)

The net deferred tax assets in the accompanying consolidated balance sheets include the following components:

                                                                                   2003                  2002
                                                                             -----------------     -----------------

          Deferred tax assets:
             Allowance for loan losses                                       $       389,265       $       345,412
             Deferred compensation                                                   385,220               306,975
             Vacation accrual                                                         17,756                17,756
             Loans held-for-sale                                                           -                 6,815
             Other                                                                       198                    89
                                                                             -----------------     -----------------

                                                                                     792,439               677,047
                                                                             -----------------     -----------------

          Deferred tax liabilities:
             Mortgage servicing rights                                              (312,502)             (234,102)
             Accumulated depreciation                                               (147,651)              (87,414)
             Federal Home Loan Bank stock dividends                                 (126,065)             (110,905)
                                                                             -----------------     -----------------

                                                                                    (586,218)             (432,421)
                                                                             -----------------     -----------------

                   Net deferred tax assets                                   $       206,221       $       244,626
                                                                             =================     =================

Management believes, based upon the Bank's historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

The provision for income taxes differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





NOTE 8       - INCOME TAXES - (continued)

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                            2003                  2002                  2001
                                                     -------------------    ------------------    -----------------

          Federal income taxes at
             statutory rate                          $         455,316      $       365,116       $       392,860
          State income tax expense, net
             of federal income tax benefit                      58,334               46,778                50,332
          Effect of nontaxable interest
             income                                           (120,196)            (152,953)             (174,240)
          Other                                                (16,127)              (6,880)               (8,317)
                                                     -------------------    ------------------    -----------------

                                                     $         377,327      $       252,061       $       260,635
                                                     ===================    ==================    =================

          Effective tax rate                                        28%                 23%                    23%
                                                     ===================    ==================    =================


NOTE 9       - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve elements of credit and interest rate risk similar to the amounts recognized in the accompanying consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that nearly all loan commitments are drawn upon by customers. While most commercial letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 9       - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -
                  (continued)

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 2003, were as follows:

          Commitments to extend credit                                                            $      7,694,655
          Commercial and standby letters of credit                                                          50,000
                                                                                                  ------------------

                                                                                                  $      7,744,655
                                                                                                  ==================

Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that it has previously purchased and require the seller to repurchase the loan in the event of fraud or material misstatement of fact in the loan application.


NOTE 10      - CONCENTRATIONS OF CREDIT RISK

All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2003. The Bank's loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limit, which is generally 15% of aggregate common stock and surplus.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 11      - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank's financial instruments:

                                                         2003                                  2002
                                           ----------------------------------    ----------------------------------
                                              Carrying             Fair             Carrying             Fair
                                               Amount             Value              Amount             Value
                                           ---------------    ---------------    ---------------    ---------------

      Financial assets:
         Cash and cash equivalents         $    4,916,985     $    4,916,985     $    3,886,203     $    3,886,203
         Interest-bearing deposits
             in banks                      $    4,764,248     $    4,764,248     $    8,078,510     $    8,078,510
         Available-for-sale securities     $   16,845,288     $   16,845,288     $   13,913,137     $   13,913,137
         Restricted equity securities      $      999,100     $      999,100     $      831,750     $      831,750
         Loans held-for-sale               $    4,057,664     $    4,057,664     $    5,327,661     $    5,327,661
         Loans, net of allowance for
             loan losses and unearned
             income                        $   82,722,328     $   83,147,626     $   70,988,652     $   70,915,130
         Accrued interest receivable       $      359,835     $      359,835     $      335,219     $      335,219

      Financial liabilities:
         Demand deposits, interest-
             bearing demand deposits,
             and savings deposits          $   77,362,910     $   77,362,910     $   67,259,384     $   67,259,384
         Time certificate accounts         $   20,101,494     $   20,270,704     $   21,255,667     $   21,394,510
         Federal Home Loan Bank
             borrowings                    $    7,922,806     $    7,922,806     $    8,852,500     $    8,852,500
         Accrued interest payable          $       58,254     $       58,254     $       90,179     $       90,179

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2003 and 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, nonfinancial instruments typically not recognized in the consolidated financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 12      - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

          Years ending December 31,          2004                                                $        121,690
                                             2005                                                         123,026
                                             2006                                                         123,983
                                             2007                                                          98,368
                                             2008                                                          66,281
                                             Thereafter                                                   167,705
                                                                                                 -----------------

                                                                                                 $        701,053
                                                                                                 =================

Total rental expense was $184,205, $104,567, and $63,208 in 2003, 2002, and
2001, respectively.

Legal contingencies - In the ordinary course of business, the Bank may become a defendant in certain claims and legal actions arising in the ordinary course of business. The Bank has been named in a lawsuit with a former employee. The effect of the lawsuit on the financial condition of the Bank can not been estimated at this time.


NOTE 13      - STOCK OPTION PLAN

The Bancorp has an incentive stock option plan which was approved by its stockholders during 2003. The plan provides for an aggregate of 10% of all issued and outstanding shares of Bancorp's common stock to be granted to key employees. The purchase price of optioned shares is not to be less than the fair market value at the time the options are granted. Options granted are exercisable on the date five years after the option is granted, and expire ten years after the grant date or the date the employee ceases employment with the Bank.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 13      - STOCK OPTION PLAN - (continued)

The following table summarizes stock option transactions in 2003, 2002, and 2001:

                                                                                                           Weighted
                                                                    Weighted           Weighted            Average
                                                                     Average            Average          Contractual
                                                   Shares         Option Price        Fair Value         Life (Years)
                                                 ------------    ----------------    --------------     ---------------
      Stock options outstanding at
          December 31, 2000                          31,122      $         5.46
      Stock options granted in 2001                  10,392      $         4.81      $        1.35      10          10
                                                 ------------                        ==============     ===============

      Stock options outstanding at
          December 31, 2001                          41,514      $         5.30
      Stock options cancelled in 2002                (5,195)     $         4.81
                                                 ------------

      Stock options outstanding at
          December 31, 2002                          36,319      $         5.30
      Stock options granted in 2003                   4,863      $         6.17      $        1.15      10          10
                                                                                     ==============     ===============
      Stock options exercised in 2003               (20,000)     $         5.00
      Stock options cancelled in 2003               (11,585)     $         6.04
                                                 ------------

      Stock options outstanding at
          December 31, 2003                           9,597      $         5.73
                                                 ============

At December 31, 2003, no stock options were exercisable. At December 31, 2002 and 2001, 20,000 stock options were exercisable at a weighted average price of $5 per share.


NOTE 14      - PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE
                  PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria have been met. Contributions to the plan totaled $77,405, $50,926, and $43,926 during 2003, 2002, and 2001, respectively.

The Bank has also established a nonqualified deferred compensation and an incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2003, 2002, and 2001, the Bank recorded expenses of $91,845, $73,437, and $66,485, respectively, to fund the program.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15      - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank's stock option plans. The following table illustrates the computations of basic and diluted earnings per common share for the years ended December 31:

                                                               Income                Shares             Per Share
                                                            (Numerator)          (Denominator)            Amount
                                                          -----------------    -------------------     -------------
                        2003
-----------------------------------------------------

Basic earnings per common share:
      Income available to common
         stockholders                                     $       961,839               2,155,100      $      0.45
                                                                                                       =============
Effect of dilutive securities:
      Outstanding common stock options                                  -                   1,702
                                                          -----------------    -------------------

             Income available to common stock-
                holders plus assumed conversions          $       961,839               2,156,802      $      0.45
                                                          =================    ===================     =============

                       2002
----------------------------------------------------

Basic earnings per common share:
      Income available to common
         stockholders                                     $       821,809               2,124,904      $      0.39
                                                                                                       =============
Effect of dilutive securities:
      Outstanding common stock options                                  -                   6,348
                                                          -----------------    -------------------

             Income available to common stock-
                holders plus assumed conversions          $       821,809               2,131,252      $      0.39
                                                          =================    ===================     =============

                       2001
----------------------------------------------------

Basic earnings per common share:
      Income available to common
         stockholders                                     $       894,835               2,118,831      $      0.42
                                                                                                       =============
Effect of dilutive securities:
      Outstanding common stock options                                  -                     819
                                                          -----------------    -------------------

             Income available to common stock-
                holders plus assumed conversions          $       894,835               2,119,650      $      0.42
                                                          =================    ===================     =============




                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 16      - TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2003 and 2002, and for the years then ended were as follows:

                                                                                  2003                  2002
                                                                            -----------------     -----------------

          Loans outstanding, beginning of year                              $       868,501       $     1,331,784
          Additions                                                                 449,184                50,864
          Repayments                                                               (115,890)             (514,147)
                                                                            -----------------     -----------------

          Loans outstanding, end of year                                    $     1,201,795       $       868,501
                                                                            =================     =================


NOTE 17      - REGULATORY MATTERS

Bancorp and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Bancorp's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of Bancorp's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (a defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notifications from their regulatory agencies, Bancorp and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Bancorp and the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes may have changed Bancorp's and the Bank's category.

Bancorp's and the Bank's capital ratios are substantially equivalent. Actual capital amounts for Bancorp and the Bank are presented in the following table:

                                                                                                    To Be Well-
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                               Actual                 Adequacy Purposes          Action Provisions
                                       ------------------------    ------------------------    ----------------------
                                         Amount        Ratio         Amount         Ratio        Amount      Ratio
                                       -----------    ---------    ------------    --------    ------------ ---------

As of December 31, 2003:
      (in thousands)

      Total capital to risk-
          weighted assets              $   13,302        13.9%     $     7,674         >8.0%     $    9,594     >10.0%
                                                                                       -                        -

      Tier 1 capital to risk-
          weighted assets              $   12,102        12.6%     $     3,837         >4.0%    $     5,756      >6.0%
                                                                                       -                         -

      Tier 1 capital to average
          assets                       $   12,102        10.2%     $     4,747         >4.0%    $     5,934      >5.0%
                                                                                       -                         -

As of December 31, 2002:
      (in thousands)

      Total capital to risk-
          weighted assets              $    8,424        10.4%     $     6,527         >8.0%    $     8,158     >10.0%
                                                                                       -                        -

      Tier 1 capital to risk-
          weighted assets              $    7,405         9.1%     $     3,263         >4.0%    $     4,895      >6.0%
                                                                                       -                         -

      Tier 1 capital to average
          assets                       $    7,405         7.2%     $     3,744         >4.0%    $     4,680      >5.0%
                                                                                       -                         -


                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------







NOTE 18      - TRUST PREFERRED SECURITIES

In December 2003, Bancorp formed a wholly-owned Connecticut statutory business trust subsidiary, Oregon Pacific Statutory Trust 1 (OPST-1), which issued $4,000,000 of guaranteed undivided beneficial interests in Bancorp's floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under regulatory guidelines. All common securities of OPST-1 are owned by Bancorp. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by OPST-1 to purchase $4,124,000 of subordinated deferrable interest debentures of Bancorp. The debentures, which represent the sole asset of OPST-1, possess the same terms as the Trust Preferred Securities and accrue interest annually at a rate of 4.02% until March 17, 2004, after which the rate will be applicable to the three-month London Interbank Offered Rate (LIBOR) plus 2.85% per annum. The accrued interest on the debentures is paid to OPST-1 by Bancorp, and OPST-1 in turn distributes the interest income as dividends on the Trust Preferred Securities. Interest payments are deferrable at the discretion of Bancorp for the first five years. As of December 31, 2003, all interest payments to OPST-1 and all dividend payments by OPST-1 were current.

In conjunction with the issuance of the Trust Preferred Securities, Bancorp entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by OPST-1, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of OPST-1. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. Bancorp has the right to redeem the debentures purchased by OPST-1 in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the year-ended December 31, 2003, no interest on the debentures or dividends on the Trust Preferred Securities had been paid.


NOTE 19      - SUBSEQUENT EVENTS

On January 20, 2004, the Board of Directors of Bancorp authorized a cash dividend of $.04 per share payable on February 13, 2004, to stockholders of record on January 30, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Audit Committee. We have a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgment. The Audit Committee is primarily concerned with the effectiveness of audits of the Company by its internal auditor and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing the Company's annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Richard L. Yecny (Chair), Robert R. King, and Marteen L. Wick.

         The Company's Board of Directors has determined that Richard L. Yecny, a member of the Company's Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

         The Company has adopted a written code of ethics within the meaning of
Item 406 of Regulation S-K that applies to its executive officers, including its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. A copy of the code of ethics will be available by April 30, 2004 on the Company's website, www.opbc.com.

         Any additional information called for by this item is contained in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2004, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is contained in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2004, and is incorporated herein by reference.

         Information concerning the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading "Executive
Compensation--Equity Compensation Plan Information" in the definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this item is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information called for by this item is contained under the caption "Audit Fees" in the on Company's definitive proxy statement for the Annual Meeting to be held April 29, 2004, and is incorporated herein by this reference.

                                     PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

         The following documents are filed as part of this Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

         Independent Auditors Report
         Consolidated Balance Sheets for the Years Ended December 31, 2003 and 2002
         Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001
         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002, and 2001
         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements

         (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 15 of the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and is hereby incorporated herein by this reference.)

The following documents are either being filed with, or incorporated by reference into, this Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

         3.1 Articles of Incorporation of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.)

         3.2 Bylaws of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(ii) to Oregon Pacific Bancorp's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.)

         10.1 2003 Stock Inventive Plan (incorporated herein by reference to
Exhibit 1 to Oregon Pacific Bancorp's Form DEF14A filed with the filed with the Securities and Exchange Commission on March 23, 2003.)

         10.2     Oregon Pacific Banking Co. Deferred Compensation and Incentive
Plan.

         14. Code of Ethics.

         21.1     List of Subsidiaries.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Chief Executive Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports Filed on Form 8-K

         None.

(c) Exhibits.

         The exhibits to be filed with this Form 10-K are set forth under Item
(a) above.

-------------------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 30, 2004            OREGON PACIFIC BANCORP


                                  By: /s/ Thomas K. Grove
                                      --------------------
                                      Thomas K. Grove
                                      President, Chief Executive Officer and
                                      Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 30, 2004               Principal Executive Officer and Director:


                                    By: /s/ Thomas K. Grove
                                        --------------------
                                        Thomas K. Grove
                                        President, Chief Executive Officer and
                                         Director



                                    Principal Financial and Accounting Officer:


                                    By: /s/ Joanne A. Forsberg
                                        ----------------------
                                          Joanne A. Forsberg
                                          Secretary & Chief Financial Officer



                                   Directors:


                                   /s/ A. J. Brauer
                                   ----------------
                                   A. J. Brauer, Chairman of the Board


                                   /s/ Richard L. Yecny
                                   --------------------
                                   Richard L. Yecny, Vice Chairman of the Board

                                      /s/ Lydia G. Brackney
                                      ---------------------
                                      Lydia G. Brackney, Director


                                      /s/ Douglas B. Feldkamp
                                      -----------------------
                                      Douglas B. Feldkamp, Director


                                      /s/ Robert R. King
                                      ------------------
                                      Robert R. King, Director


                                      /s/ Jon Thompson
                                      Jon Thompson, Director


                                      /s/ Marteen L. Wick
                                      -------------------
                                      Marteen L. Wick, Director

EXHIBIT INDEX


1.       Exhibits Attached.

         The following exhibits are attached to this Form 10-K.


EXHIBITS                                                                                            PAGE

10.2     Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan                        78-83
14.      Code of Ethics                                                                                84
21.1     List of Subsidiaries                                                                          85
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                                                    86
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                                                    87
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                                                    88
32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                                                    89
