Form 10-Q
period 2004-03-31
OREGON PACIFIC BANCORP
filed 2004-05-13
CIK 1216128

FORM 10-Q UNITED STATES FEDERAL RESERVE BOARD Washington, D.C. 20551 (Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

OREGON PACIFIC BANCORP (Exact name of small business issuer as specified in its charter)

Oregon	71-0918151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Highway 101
Florence, Oregon 97439
(Address of principal executive offices)

(541) 997-7121
(Issuer’s telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes |X|        No |_|

        The number of shares outstanding of the issuer’s Common Stock, no par value, as of April 30, 2004, was 2,178,038.

OREGON PACIFIC BANCORP

INDEX

Part I	Financial Information

Item 1.	Financial statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11-14

Item 3.	Quantitive and Qualitive Disclosures about Market Risk	14-15

Item 4.	Controls and Procedures	15-16

Part II.	Other Information	16-17
	Signatures	18
	Certifications of Chief Executive Officer and Chief Financial Officer	19-22

2

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP CONSOLIDATED BALANCE SHEETS

	Unaudited MARCH 31, 2004	Audited DECEMBER 31, 2003
ASSETS

Cash and due from banks	$4,109,603	$4,916,985
Interest-bearing deposits in banks	12,850,397	4,764,248
Available-for-sale securities, at fair value	11,754,632	16,845,288
Restricted equity securities	1,006,300	999,100
Loans held for sale	4,496,527	4,057,664
Loans, net of allowance for loan
losses and unearned income	87,920,179	82,722,328
Premises & equipment, net	5,146,157	4,811,107
Other real estate owned	9,746	9,746
Accrued interest and other assets	1,673,432	1,549,826

Total assets	$128,966,973	$120,676,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand deposits	$24,849,185	$21,990,360
Interest-bearing demand deposits	42,191,712	39,165,421
Savings deposits	17,867,641	16,207,129
Time certificate accounts:
$100,000 or more	7,794,804	7,102,978
Other time certificate accounts	12,590,491	12,998,516

Total deposits	105,293,833	97,464,404

Other liabilities
Federal Home Loan Bank borrowings	8,909,056	7,922,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,000,000
Deferred compensation liability	1,022,757	884,235
Accrued interest and other liabilities	726,237	1,769,289

Total liabilities	120,075,883	112,040,734

Stockholders’ equity
Common stock, no par value, 10,000,000 shares
authorized with 2,178,038 and 2,173,592 issued
and outstanding at March 31, 2004 and
December 31, 2003, respectively	4,924,945	4,894,536
Undivided profits	3,611,079	3,331,170
Accumulated other comprehensive
income, net of tax	355,066	409,852

Total stockholders’ equity	8,891,090	8,635,558

Total liabilities and stockholders’ equity	$128,966,973	$120,676,292

See accompanying notes. 3

OREGON PACIFIC BANCORP CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,653,009	$1,530,299
Interest on investment securities:
U.S. Teasuries and agencies	49,362	29,169
State and political subdivisions	79,210	88,996
Corporate and other investments	91,770	62,267
Interest on deposits in banks	18,142	22,871

Total interest income	1,891,493	1,733,602

INTEREST EXPENSE
Interest-bearing demand deposits	86,054	161,553
Savings deposits	30,713	39,805
Time deposits	109,829	146,635
Other borrowings	119,884	92,159

Total interest expense	346,480	440,152

Net interest income	1,545,013	1,293,450

PROVISION (BENEFIT) FOR LOAN LOSSES	(360,000)	50,000

Net interest income after provision (benefit) for loan losses	1,905,013	1,243,450

NONINTEREST INCOME
Mortgage loan sales and servicing fees	141,453	386,714
Service charges and fees	165,007	102,055
Trust fee income	143,062	102,162
Investment sales commissions	41,736	25,496
Other income	19,213	15,978

Total noninterest income	510,471	632,405

4

OREGON PACIFIC BANCORP CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (continued)

	Three Months Ended March 31,
	2004	2003
NONINTEREST EXPENSE
Salaries and benefits	1,210,438	1,002,829
Occupancy	191,881	156,827
Supplies	63,029	50,461
Postage and freight	17,501	22,891
Outside services	140,988	155,322
Advertising	51,622	36,036
Loan collection expense	31,838	39,538
Securities and trust department expenses	33,095	33,207
Other expenses	117,732	117,358

Total noninterest expense	1,858,124	1,614,469

INCOME BEFORE INCOME TAXES	557,360	261,386

PROVISION FOR INCOME TAXES	190,508	73,000

NET INCOME	366,852	188,386

OTHER COMPREHENSIVE INCOME
Unrealized holding loss arising during the period	(54,786)	(1,955)

COMPREHENSIVE INCOME	$312,066	$186,431

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.17	$0.09

Diluted earnings per share	$0.17	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,175,888	2,138,196

Diluted earnings per share	2,177,848	2,152,012

See accompanying notes. 5

OREGON PACIFIC BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Undivided	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Surplus	Profits	Income	Equity
Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of
holding company formation	—	3,730,019	(3,730,019)	—	—	—

Exercise of stock options	20,000	100,000	—	—	—	100,000

Cash dividends paid	—	—	—	(240,691)	—	(240,691)

Dividends reinvested in stock	18,348	125,010	—	(125,010)	—	—

Net income and comprehensive income	—	—	—	961,839	(78,512)	883,327

Balance, December 31, 2003 (Audited)	2,173,592	$4,894,536	$—	$3,331,170	$409,852	$8,635,558

Cash dividends paid	—	—	—	(56,534)	—	(56,534)

Dividends reinvested in stock	4,446	30,409	—	(30,409)	—	—

Net income and comprehensive income	—	—	—	366,852	(54,786)	312,066

Balance, March 31, 2004 (Unaudited)	2,178,038	$4,924,945	$—	$3,611,079	$355,066	$8,891,090

See accompanying notes. 6

OREGON PACIFIC BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$366,852	$188,386
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	108,400	82,759
Provision (benefit) for loan losses	(360,000)	50,000
Federal Home Loan Bank stock dividends	(7,200)	(11,500)
Net change in mortgage loans held-for-sale	(438,863)	1,670,532
Loss on disposition of premises, equipment, and other real estate	—	2,286
Net increase (decrease) in accrued interest and other assets	(87,083)	(342,933)
Net decrease in accrued interest and other liabilities	(904,530)	(435,168)

Net cash from operating activities	(1,322,423)	1,204,362

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	4,991,027	1,055,347
Purchases of available-for-sale-securities	—	(1,517,560)
Purchase of restricted equity securities	—	(650)
Net increase in interest-bearing deposits in banks	(8,086,149)	(388,926)
Loans originated, net of principal repayments	(4,837,851)	(5,174,641)
Purchase of premises and equipment	(435,130)	(162,234)
Proceeds from sale of other real estate	—	104,949

Net cash from investing activities	(8,368,103)	(6,083,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	7,545,628	2,412,913
Net increase in time deposits	283,801	1,678,828
Proceeds from Federal Home Loan Bank borrowings	1,000,000	—
Repayment of Federal Home Loan Bank borrowings	(13,750)	(112,500)
Proceeds from issuance of subordinated debentures	124,000	—
Proceeds from other bank borrowing	—	250,000
Cash dividends paid	(56,534)	(71,180)

Net cash from financing activities	8,883,145	4,158,061

NET DECREASE IN CASH AND CASH EQUIVALENTS	(807,382)	(721,292)

OREGON PACIFIC BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended March 31,
	2004	2003

CASH AND CASH EQUIVALENTS, beginning of period	$4,916,985	$3,886,203

CASH AND CASH EQUIVALENTS, end of period	$4,109,603	$3,164,911

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$311,575	$435,976

Cash paid for income taxes	$29,719	$2,880

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$30,409	$35,559

Unrealized loss on available for sale securities, net of tax	$(54,786)	$(1,955)

See accompanying notes. 8

Notes to Financial Statements

March 31, 2004 and 2003
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2003 Annual Report to Shareholders.

Stock options – The Company measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans while one option was granted during the quarter ended March 31, 2004. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for March 31, 2004 and 2003 would approximate the pro forma amounts below.

	3 Months Ended March 31,
	2004	2003
Net earnings, as reported	$366,852	$188,386
Deduct: Total stock-based employee
compensation expense determined
under the fair value-based method
for all awards, net of related tax effects	(210)	(121)

Pro forma net earnings	$366,642	$188,265

Basic earnings per common share:
As reported	$0.17	$0.09
Pro forma	$0.17	$0.09

Diluted earnings per common share:
As reported	$0.17	$0.09
Pro forma	$0.17	$0.09

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for March 31, 2004 and 2003:

	2004	2003
Dividend yield	2.25%	0.05%
Expected life (years)	7.5	7
Expected volatility	19.72%	0.01%
Risk-free rate	3.75%	4.84-5.04%

In the first quarter of 2004, Bancorp adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” which provided guidance on how to identify the primary beneficiary of a variable interest entity (VIE) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements. As a result of adoption of FIN 46, Bancorp was required to no longer consolidate Oregon Pacific Statutory Trust I (the “Trust”) within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform to current year presentations.

Note 2 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	MAR. 31, 2004	DEC. 31, 2003
Real estate	$16,771,063	$14,660,603
Commercial	69,919,868	63,422,739
Installment	3,260,361	6,352,442
Overdrafts	66,148	36,717

	90,017,440	84,472,501
Allowance for loan losses	(1,642,728)	(1,315,955)
Unearned loan fees	(454,533)	(434,218)

	$87,920,179	$82,722,328

Changes in the allowance for loan losses were as follows for the three-months ended:

	MAR. 31, 2004	MAR. 31, 2003
Balance, beginning of period	$1,315,955	$1,173,025
Provision for (benefit of) loan losses	(360,000)	50,000
Loans charged off	(33,252)	—
Loan recoveries	720,025	550

Balance, end of period	$1,642,728	$1,223,575

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. There were no loans on nonaccrual status at March 31, 2004 or December 31, 2003.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2004 or December 31, 2003.

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

Overview

Oregon Pacific Bancorp (the “Company”), an Oregon corporation and financial bank holding company, is the holding company of Oregon Pacific Banking Co. (the “Bank”). The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. In 2002, the Bank expanded from its main office and a full-service Safeway store branch, both in Florence, to three additional Oregon locations including Roseburg, Coos Bay and Sutherlin. The Bank also provides trust and asset management services, and investment and brokerage services, at its main office in Florence and at offices in Roseburg and Coos Bay, Oregon.

The Company has a two-tiered corporate structure. At the holding company level, the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company. The business of the Bank is overseen by a Board of Directors of the Company, the sole owner of the Bank. Currently the respective members of the Board of Directors of the Bank and of the Company are identical.

The Company reported net income of $367,000, or $.17 per basic share, for the three months ended March 31, 2004. This compares to Bank income of $188,000, or $.09 per basic share, for the same three month period in the prior year. The increase in earnings is largely attributable to a large recovery of a loan charged off in 1998 and a benefit from the provision for loan losses that resulted from the recovery.

Financial Condition

Total assets at March 31, 2004 were $128,967,000 compared to $120,676,000 at December 31, 2003, an increase of $8,291,000 (6.9%). The increase was due primarily to interest-bearing deposits ($8.09 million) and new loans ($5.20 million), partially offset by the decrease of securities available-for-sale ($5.09 million).

Total deposits increased $7,829,000 (8.0%) in the three-month period since December 31, 2003. The increase was primarily due to the opening of the new facilities in both Coos Bay and Roseburg that attracted new customers.

March 31, 2004 stockholders’ equity was $8,891,000, an increase of $256,000 from December 31, 2003. This change resulted from consolidated net income partially offset by cash dividends paid ($91,000).

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

Net interest income on a tax-equivalent basis was $1,627,000 for the quarter ended March 31, 2004 compared to $1,336,000 for the same period in 2003 (see Table 1). The $291,000 increase was due to an increase in the volume of loans and a decrease in the cost of funds. The effective rate on interest-bearing liabilities for the quarter was 1.41% compared to 2.18% for the same period in 2003. The increase in interest income of $156,000 was due to a $199,000 increase from the increase in average loans outstanding of $10,339,000 from the same period one year ago, partially offset by decreased average rates earned.

Table 1

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Three Months Ended Mar 31, 2004			Three Months Ended Mar 31, 2003			Increase (Decrease)
	Average	Interest Income or	Average Yield or	Average	Interest Income or	Average Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans(2)	$89,932	$1,653	7.35%	$79,593	$1,530	7.69%	$199	$(76)	$123
Investment securities
Taxable securities	8,520	141	6.62%	7,412	97	5.23%	15	29	44
Nontaxable securities(1)	6,376	120	7.51%	6,881	126	7.31%	(9)	3	(6)
Interest-earning balances
due from banks	8,082	18	0.89%	7,582	23	1.21%	2	(7)	(5)

Total interest-earning
assets	112,910	1,932	6.84%	101,468	1,776	7.00%	206	(50)	156

Cash and due from banks	4,702			3,706
Premises and equipment, net	5,001			2,780
Other real estate	10			79
Loan loss allowance	(1,302)			(1,192)
Other assets	2,141			1,732

Total assets	$123,462			$108,573

Interest-bearing liabilities:
Interest-bearing checking
and savings accounts	$58,164	$117	0.80%	$50,465	$201	1.59%	$31	$(115)	$(84)
Time deposit and IRA
accounts	20,144	110	2.18%	21,297	147	2.76%	(8)	(29)	(37)
Borrowed funds	8,144	78	3.83%	8,793	92	4.19%	(7)	(7)	(14)

Total interest-bearing
liabilities	86,452	305	1.41%	80,555	440	2.18%	16	(151)	(135)

Noninterest-bearing
deposits	22,602			18,065
Other liabilities	1,745			1,929

Total liabilities	110,799			100,549
Shareholders’ equity	12,663			8,024

Total liabilities and
shareholders’ equity	$123,462			$108,573

Net interest income		$1,627			$1,336		$190	$101	$291

Net interest spread			5.43%			4.82%

Net interest expense to
average earning assets			1.08%			1.73%

Net interest margin			5.76%			5.27%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%. (2) Nonaccrual loans are included in the average balance. 13

Provision for Loan Losses

A benefit of $360,000 was recorded for the three months ended March 31, 2004 compared to a provision of $50,000 in the same period in 2003. The allowance for loan losses at March 31, 2004 was 1.8% of gross loans, as compared to 1.5% at December 31, 2003. Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at March 31, 2004. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $122,000 or 19.3% for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease was primarily the result of decreased mortgage loan sales from the prior year as 2003 loan refinances during that period of historically low mortgage rates. The decrease was partially offset by increases in all other categories of noninterest income.

Noninterest Expense

Noninterest expense increased $244,000 or 15.1% for the three months ended March 31, 2004 over the same period one year ago. The increase is attributable to costs associated with the opening of new facilities at two locations and the related costs of increased headcount and furnishings.

The provision for income taxes at both March 31, 2004 and 2003 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments.

Liquidity and Capital Resources

Liquidity management involves the ability to meet cash flow requirements. The Bank’s major sources of liquidity are customer deposits, calls and maturities of investment securities, the use of borrowing arrangements through the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. Sales of the Bank’s investment portfolio are another source of funds, if needed. The investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at the date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Management is satisfied that liquidity is more than sufficient at March 31, 2004 and purchases for the Bank’s investment portfolio were made. There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2004, the Bank’s leverage and total risk-based ratios were 10.10% and 13.40% respectively, which exceed the well-capitalized threshold.

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

Using net income simulation and given a parallel shift of 2% in interest rates, policy requires the estimated net interest margin not to decrease by more than 25% within a one-year period. The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the March 31, 2004 levels.

INCREASE OR DECREASE IN INTEREST RATES	ESTIMATED FINANCIAL IMPACT ON NET INCOME

2.0%	$486,000
1.0%	$113,000
-1.0%	($264,000)
-2.0%	($4,000)

The smaller impact on net income with a decrease in interest rates of two percent results from the floor rates on most loans. There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2003.

Item 4.	Controls and Procedures

(a)	The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2004, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)	Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls. The Company’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.	OTHER INFORMATION

Item 1.	Legal proceedings.

The Company and its Chief Executive Officer are defendants in a lawsuit filed in the Lane County, Oregon Circuit Court in August, 2003 by a former Bank employee. The suit alleges breach of contract and other claims arising from the plaintiff’s employment and compensation arrangements with the Company. The former employee also filed an administrative claim with the U. S. Department of Labor under the Sarbanes-Oxley Act of 2002. The Company and its Chief Executive Officer deny any liability in these proceedings, and have retained counsel to vigorously defend the claims. The plaintiff has not alleged any specific dollar amount of damages in her lawsuit.

In the normal course of its business, the Bank is a party to various debtor-creditor legal actions, none of which, individually or in the aggregate, are presently material to the Bank’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

Item 2.	Changes in securities and use of proceeds.

None.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

The following documents are filed as part of this Form 10-Q as required by Item 601 of Regulation S-K:

3.1	Articles of Incorporation of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003).

3.2	Bylaws of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003).

10.1	2003 Stock Incentive Plan (incorporated by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF 14A filed with the Securities and Exchange Commission on March 23, 2003).

10.2	Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004).

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________________ ** Filed herewith.

(b)	On February 12, 2004 a Form 8-K was filed under items 12 and 5 announcing 2003 fourth quarter and year earnings. The report also included a press release disclosing the retirement of Company directors.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on May 13, 2004.

OREGON PACIFIC BANCORP By: /s/ Thomas K. Grove —————————————————— Thomas K. Grove President, Chief Executive Officer And Director (Chief Executive Officer)

By: /s/ Joanne Forsberg —————————————————— Joanne Forsberg Secretary and Chief Financial Officer (Principal Financial Officer)

