Form 10-Q
period 2004-06-30
OREGON PACIFIC BANCORP
filed 2004-08-13
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50165

OREGON PACIFIC BANCORP
(Exact name of Registrant as specified in its charter)

Oregon	71-0918151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Highway 101
Florence, Oregon  97439
(Address of principal executive offices)

(541) 997-7121
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|           No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|           No |X|

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 31, 2004, was 2,183,465.

OREGON PACIFIC BANCORP

PART 1.          FINANCIAL INFORMATION

Item 1.              Financial Statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited

	JUNE 30, 2004	DECEMBER 31, 2003

ASSETS

Cash and due from banks	$6,938,471	$4,916,985
Interest-bearing deposits in banks	4,005,499	4,764,248
Available-for-sale securities, at fair value	14,220,151	16,845,288
Restricted equity securities	1,013,600	999,100
Loans held for sale	1,897,198	4,057,664
Loans, net of allowance for loan losses and unearned income	96,792,200	82,722,328
Premises & equipment, net	5,263,858	4,811,107
Other real estate owned	251,926	9,746
Accrued interest and other assets	1,940,565	1,549,826

Total assets	$132,323,468	$120,676,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand deposits	$28,889,438	$21,990,360
Interest-bearing demand deposits	39,546,317	39,165,421
Savings deposits	18,656,567	16,207,129
Time certificate accounts:
$100,000 or more	7,644,202	7,102,978
Other time certificate accounts	12,319,196	12,998,516

Total deposits	107,055,720	97,464,404

Other liabilities
Federal Home Loan Bank borrowings	9,895,306	7,922,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,000,000
Deferred compensation liability	1,064,339	884,235
Accrued interest and other liabilities	1,493,768	1,769,289

Total liabilities	123,633,133	112,040,734

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,183,465 and 2,173,592 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	4,963,908	4,894,536
Undivided profits	3,521,444	3,331,170
Accumulated other comprehensive income, net of tax	204,983	409,852

Total stockholders’ equity	8,690,335	8,635,558

Total liabilities and stockholders’ equity	$132,323,468	$120,676,292

See accompanying notes

OREGON PACIFIC BANKING CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$1,706,234	$1,609,308	$3,359,243	$3,139,607
Interest on investment securities:			—	—
U.S. Teasuries and agencies	69,897	26,539	119,259	55,708
State and political subdivisions	77,507	92,558	156,717	181,554
Corporate and other investments	10,065	99,165	101,835	161,432
Interest on deposits in banks	26,244	15,795	44,386	38,666

Total interest income	1,889,947	1,843,365	3,781,440	3,576,967

INTEREST EXPENSE
Interest-bearing demand deposits	88,088	143,493	174,142	305,046
Savings deposits	28,358	36,848	59,071	76,653
Time deposits	105,240	146,358	215,069	292,993
Other borrowings	124,572	93,850	244,456	186,009

Total interest expense	346,258	420,549	692,738	860,701

Net interest income	1,543,689	1,422,816	3,088,702	2,716,266

PROVISION FOR LOAN LOSSES	—	40,000	(360,000)	90,000

Net interest income after provision for loan losses	1,543,689	1,382,816	3,448,702	2,626,266

NONINTEREST INCOME
Mortgage loan sales and servicing fees	246,501	318,213	387,954	704,927
Service charges and fees	188,432	110,203	353,439	212,258
Investment sales commissions	22,203	21,672	63,939	47,168
Trust fee income	124,747	115,429	267,809	217,591
Other income	58,765	32,926	77,978	48,904

Total noninterest income	640,648	598,443	1,151,119	1,230,848

OREGON PACIFIC BANKING CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

NONINTEREST EXPENSE
Salaries and benefits	$1,195,477	$1,006,959	$2,405,915	$2,009,788
Occupancy	208,606	155,401	400,487	312,228
Supplies	56,142	48,010	119,171	98,471
Postage and freight	29,500	27,306	47,001	50,197
Outside services	158,424	174,583	299,412	329,905
Advertising	25,503	23,483	77,125	59,519
Loan collection expense	36,150	45,803	67,988	85,341
Securities and trust department expenses	31,303	31,414	64,398	64,621
Other expenses	443,171	150,175	560,903	267,533

Total noninterest expense	2,184,276	1,663,134	4,042,400	3,277,603

INCOME BEFORE INCOME TAXES	61	318,125	557,421	579,511

PROVISION FOR INCOME TAXES	(19,207)	64,172	171,301	137,172

NET INCOME	19,268	253,953	386,120	442,339

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	(150,083)	55,763	(204,869)	53,808

COMPREHENSIVE INCOME	$(130,815)	$309,716	$181,251	$496,147

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.01	$0.12	$0.18	$0.21

Diluted earnings per share	$0.01	$0.12	$0.18	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,180,006	2,143,539	2,177,947	2,140,882

Diluted earnings per share	2,182,251	2,145,883	2,180,065	2,143,451

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Undivided Profits	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock

	Shares	Amount	Surplus

Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation	—	3,730,019	(3,730,019)	—	—	—

Exercise of stock options	20,000	100,000	—	—	—	100,000

Cash dividends paid	—	—	—	(240,691)	—	(240,691)

Dividends reinvested in stock	18,348	125,010	—	(125,010)	—	—

Net income and comprehensive income	—	—	—	961,839	(78,512)	883,327

Balance, December 31, 2003 (Audited)	2,173,592	$4,894,536	$—	$3,331,170	$409,852	$8,635,558

Cash dividends paid	—	—	—	(126,474)	—	(126,474)

Dividends reinvested in stock	9,873	69,372	—	(69,372)	—	—

Net income and comprehensive income	—	—	—	386,120	(204,869)	181,251

Balance, June 30, 2004 (Unaudited)	2,183,465	$4,963,908	$—	$3,521,444	$204,983	$8,690,335

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$386,120	$442,339
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	221,494	172,381
(Benefit) Provision for loan losses	(360,000)	90,000
Federal Home Loan Bank stock dividends	(14,500)	(20,700)
Net change in mortgage loans held-for-sale	2,160,466	351,970
(Gain) loss on disposition of premises, equipment, and other real estate	(22,725)	2,286
Increase in trading securities	—	(6,004,513)
Net increase in accrued interest and other assets	(254,160)	(443,826)
Net decrease in accrued interest and other liabilities	(95,417)	(308,509)

Net cash from operating activities	2,021,278	(5,718,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	6,451,637	2,502,713
Purchases of available-for-sale-securities	(4,185,643)	(4,233,145)
Proceeds from purchase of restricted equity securities	—	(650)
Net increase in interest-bearing deposits in banks	758,749	6,835,738
Loans originated, net of principal repayments	(13,961,799)	(7,486,731)
Purchase of premises and equipment	(647,127)	(510,220)
Proceeds from sale of other real estate	23,049	104,949

Net cash from investing activities	(11,561,134)	(2,787,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	9,729,412	8,546,060
Net (decrease) increase in time deposits	(138,096)	326,424
Proceeds from Federal Home Loan Bank borrowings	2,000,000	550,000
Repayment of Federal Home Loan Bank borrowings	(27,500)	(825,000)
Proceeds from other bank borrowing	124,000	250,000
Cash received in exercise of stock options	—	100,000
Cash dividends paid	(126,474)	(56,534)

Net cash from financing activities	11,561,342	8,890,950

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,021,486	385,032

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30,

	2004	2003

CASH AND CASH EQUIVALENTS, beginning of period	$4,916,985	$3,886,203

CASH AND CASH EQUIVALENTS, end of period	$6,938,471	$4,271,235

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$69,372	$30,409

Unrealized (loss) gain on available for sale securities, net of tax	$(204,869)	$53,808

Additions to other real estate owned	$251,927	$—

See accompanying notes

Oregon Pacific Banking Co.
Notes to Financial Statements
June 30, 2004 and 2003
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

The financial information included in this interim report has been prepared by management without audit by independent public accountants.  The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made.  However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2003 Annual Report to Shareholders.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform to current year presentations.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than 12 month as of June 30, 2004.  No investments have continuous unrealized losses for more than 12 months.

	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Less than 12 Months	Estimated Fair Value

June 30, 2004:

U.S. Treasury and agencies	$4,780,407	$6,406	$(43,743)	$4,743,070
State and political subdivisions	6,915,566	299,091	(7,270)	7,207,387
Corporate notes	2,182,538	87,156	—	2,269,694

	$13,878,511	$392,653	$(51,013)	$14,220,151

For the seven securities exhibiting unrealized losses, that is they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary.  U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets.  State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies.  The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2004	DEC. 31, 2003

Real estate	$18,000,044	$14,660,603
Commercial	77,592,805	63,422,739
Installment	3,075,173	6,352,442
Overdrafts	243,679	36,717

	98,911,701	84,472,501
Allowance for loan losses	(1,641,755)	(1,315,955)
Unearned loan fees	(477,746)	(434,218)

	$96,792,200	$82,722,328

Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2004	JUN. 30, 2003

Balance, beginning of the period	$1,315,955	$1,173,025
Provision for losses	(360,000)	90,000
Losses	(34,275)	(2,446)
Recoveries	720,075	5,063

Balance, end of period	$1,641,755	$1,265,642

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  There were no loans on nonaccrual status at either June 30, 2004 or December 31, 2003.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either June 30, 2004 or December 31, 2003.

Note 4 – Earnings per Share of Common Stock

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

Note 5 – Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,”and related interpretations.  As such, compensation cost is computed as the difference between a company’s stock price and the option price at the grant date.  No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended June 30, 2004.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for June 30, 2004 and 2003 would approximate the pro forma amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net earnings, as reported	$19,268	$253,953	$386,120	$442,339
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(121)	(121)	(242)	(242)

Pro forma net earnings	$19,147	$253,832	$385,878	$442,097

Basic earnings per common share:
As reported	$0.01	$0.12	$0.18	$0.21
Pro forma	$0.01	$0.12	$0.18	$0.21

Diluted earnings per common share:
As reported	$0.01	$0.12	$0.18	$0.21
Pro forma	$0.01	$0.12	$0.18	$0.21

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2004 and 2003:

Dividend yield	2.25%	0.05%
Expected life (years)	7.5	7
Expected volatility	19.72%	0.01%
Risk-free rate	3.75%	4.84 – 5.04%

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

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979.  The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals.  In 2003, the Bank expanded from its main office and a full-service Safeway store branch, both located in Florence to three additional Oregon locations including Roseburg, Coos Bay and Sutherlin.  Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services.  Such services are provided at the main office in Florence and at offices in Roseburg and Coos Bay, Oregon.

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

The Company reported net income of $19,000 or $.01 per basic share and $386,000 or $.18 per basic share for the three months and six months ended June 30, 2004.  This compares to income of $254,000 or $.12 per basic share and $442,000 or $.21 per basic share for the same periods in the prior year.  The primary reason for the decrease is the result of a payment for litigation settlement.  The amount of insurance reimbursement for a litigation settlement is unknown as of the financial statement date and has not been recorded although the costs of the settlement have been.

Financial Condition

Total assets at June 2004 were $132,323,000 compared to $120,676,000 at December 31, 2003, an increase of $11,647,000 (9.7%).  The increase was due to an increase in net loans of $14,070,000 (17.0%) funded by an increase in customer deposits which increased $9,591,000 (9.8%), sale of available-for-sale securities and loans held for sale.  The deposit increase was primarily in interest-free demand deposits which has helped maintain the Bank’s net interest margin.

Premises and equipment increased by $453,000 as facilities were completed and furnished at the two branches located in Roseburg and Coos Bay.

June 30, 2004 shareholders’ equity was $8,690,000, an increase of $55,000 from December 31, 2003.  This change resulted from net income, partially offset by cash dividends paid ($126,000) and a decrease in unrealized gains on available-for-sale securities ($205,000).

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

Net interest income on a tax-equivalent basis was $3,252,000 for the six months ended June 30, 2004 compared to $2,808,000 for the same period in 2003 (see Table 1).  The $444,000 increase primarily was due to an increase in average loans, and was partially offset a decrease in the rates earned on loans. The decrease in the rates paid on deposits also increased net interest that was only somewhat offset from the increase in interest-bearing liabilities. Average loans were up $12,067,000, while average rates on loans were down 0.55%. Average interest-bearing liability balances were up $4,936,000 while average rates on deposits and borrowed funds were down 0.68%.  The net interest spread, which is the difference between the average yield of interest-earning assets less the cost of interest-bearing liabilities, increased 0.28% during the first half of 2004 compared with the first half of 2003.  As a consequence of increased interest-free deposits and lower deposit rates, the net interest margin increased to 5.55% compared to 5.35% for the six month period in the prior year.  The increase is due to strong asset-liability management during this ongoing low interest rate climate causing a decline in loan yields that compress against an already low cost of funds.

Table I

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003			Increase (Decrease)

(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yield or Rates	Average Balance	Interest Income or Expense	Average Yield or Rates	Due to change in		Net Change

							Volume	Rate

Interest-earning assets:
Loans (2)	$92,349	$3,359	7.27%	$80,282	$3,140	7.82%	$472	$(253)	$219
Investment securities
Taxable securities	8,290	233	5.62%	10,769	229	4.25%	(53)	57	4
Nontaxable securities (1)	6,698	220	6.56%	7,106	258	7.26%	(15)	(23)	(38)
Interest-earning balances due from banks	9,786	44	0.90%	6,798	39	1.15%	17	(12)	5

Total interest-earning assets	117,123	3,856	6.58%	104,955	3,666	6.99%	422	(232)	190

Cash and due from banks	4,849			3,494
Premises and equipment, net	4,992			2,881

Other real estate	49			45
Loan loss allowance	(1,471)			(1,216)
Other assets	1,665			1,469

Total assets	$127,207			$111,628

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$58,981	$233	0.79%	$52,145	$382	1.47%	$50	$(199)	$(149)

Time deposit and IRA accounts	20,141	215	2.13%	21,816	293	2.69%	(22)	(56)	(78)
Borrowed funds	8,555	162	3.79%	8,780	183	4.17%	(5)	(16)	(21)

Total interest-bearing liabilities	87,677	610	1.39%	82,741	858	2.07%	23	(271)	(248)

Noninterest-bearing deposits	24,937			18,982
Other liabilities	1,882			1,667

Total liabilities	114,496			103,390
Shareholders’ equity	12,711			8,238

Total liabilities and shareholders’ equity	$127,207			$111,628

Net interest income		$3,246			$2,808		$399	$39	$438

Net interest spread			5.19%			4.92%

Net interest expense to average earning assets			1.04%			1.63%

Net interest margin			5.54%			5.35%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)	Includes loan fees.

Provision for Loan Loss

No provision for loan loss was recorded in the three months ended June 30, 2004 compared to $40,000 in the same period in 2003. A benefit was recorded in the amount of $360,000 for the six months ended June 30, 2004 compared to a provision of $90,000 in 2003.  The allowance for loan losses at June 30, 2004 was 1.7% of gross loans compared to 1.6% at December 31, 2003.  There were no non-performing loans at June 30, 2004.  Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at June 30, 2004.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $80,000 or 6.5% for the six months ended June 2004 as compared to the same period in 2003, and increased $42,000 or 7.1% for the second quarter of 2004.  These smaller changes were after the significant mortgage fee increases in 2003 of 32.6% and 41.5%, respectively, during a period of the lowest mortgage interest rates in forty years.  Other than mortgage loan sales and servicing fees, noninterest income increased 45.1% and 40.7% for the six months and three months ended June 2004 as compared to the same period in 2003.

Noninterest Expense

Noninterest expense increased $765,000 or 23.3% for the six months and $521,000 or 31.3% for the three months ended June 30, 2004 over the same periods one year ago.  The increase is attributable primarily to an increase in salaries and benefits and occupancy expense as expected with the Bank’s opening of the new facilities in Roseburg and Coos Bay.  “Other” expenses increased primarily as a result of a litigation settlement as mentioned above.

The provision for income taxes at both June 30, 2004 and 2003 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments except for the adjustment discussed above.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments.  Management is satisfied that liquidity is sufficient at June 30, 2004.  There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At June 30, 2004, the Bank’s leverage and total risk-based ratios were 9.46% and 12.60% respectively, which exceed the well-capitalized threshold.

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

Using net income simulation and given a parallel shift of 2% in interest rates, the estimated net interest margin may not decrease by more than 25% within a one-year period.  The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the June 30, 2004 levels.

INCREASE OR DECREASE IN INTEREST RATES	ESTIMATED FINANCIAL IMPACT ON NET INTEREST MARGIN

2.0%	$501,000
1.0%	$191,000
-1.0%	$(244,000)
-2.0%	$(215,000)

There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

(a)

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2004, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)

Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

PART 2. OTHER INFORMATION

Item 1.	Legal proceedings.

In the normal course of its business, the Bank is a party to various debtor-creditor legal actions, none of which, individually or in the aggregate, are presently material to the Bank’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

The Company is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it. The compensation and employment claims lawsuit filed by a former Bank employee, reported in previous Company filings, has been settled and dismissed.

Item 2.	Changes in securities and use of proceeds.

None.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

The Annual Meeting of Stockholders was held on April 29, 2004. There were 2,177,870 shares of common stock that could be voted, and 1,734,437 shares present at the meeting by holders thereof by proxy, which constituted a quorum. The following is a summary of the results of the vote:

Vote for the election of Directors:

Nominees	Term	Votes:	For	Withheld	Against

Thomas K. Grove	Three Years		1,732,960	1,477	0
Robert King	Three Years		1,723,676	10,761	0
Jon Thompson	Three Years		1,726,427	8,010	0

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

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

10.1	2003 Stock Incentive Plan (incorporated by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF 14A filed with the Securities and Exchange Commission on March 23, 2003).

10.2	Oregon Pacific Banking Co. Amended and Restated Deferred Compensation Plan.**

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on August 13, 2004.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer
And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Secretary and Chief Financial Officer
(Principal Financial Officer)