Form 10-Q
period 2004-09-30
OREGON PACIFIC BANCORP
filed 2004-11-12
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes |_|          No |X|

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of October 31, 2004, was 2,189,026.

OREGON PACIFIC BANCORP

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

ASSETS

Cash and due from banks	$5,733,130	$4,916,985
Interest-bearing deposits in banks	7,742,560	4,764,248
Available-for-sale securities, at fair value	14,927,744	16,845,288
Restricted equity securities	1,020,100	999,100
Loans held for sale	1,577,448	4,057,664
Loans, net of allowance for loan losses and unearned income	100,214,270	82,722,328
Premises & equipment, net	5,242,584	4,811,107
Other real estate owned	234,377	9,746
Accrued interest and other assets	1,771,565	1,549,826

Total assets	$138,463,778	$120,676,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand deposits	$29,691,340	$21,990,360
Interest-bearing demand deposits	41,890,756	39,165,421
Savings deposits	18,275,188	16,207,129
Time certificate accounts:
$100,000 or more	8,781,387	7,102,978
Other time certificate accounts	12,775,216	12,998,516

Total deposits	111,413,887	97,464,404

Other liabilities
Federal Home Loan Bank borrowings	11,881,556	7,922,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,000,000
Deferred compensation liability	1,106,155	884,235
Accrued interest and other liabilities	990,842	1,769,289

Total liabilities	129,516,440	112,040,734

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,189,026 and 2,173,592 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5,003,053	4,894,536
Undivided profits	3,652,913	3,331,170
Accumulated other comprehensive income, net of tax	291,372	409,852

Total stockholders’ equity	8,947,338	8,635,558

Total liabilities and stockholders’ equity	$138,463,778	$120,676,292

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$1,809,068	$1,621,427	$5,168,311	$4,761,034
Interest on investment securities:
U.S. Teasuries and agencies	47,566	38,650	166,825	94,358
State and political subdivisions	84,156	92,825	240,873	274,379
Corporate and other investments	37,951	36,831	139,786	198,263
Interest on deposits in banks	31,697	13,674	76,083	52,340

Total interest income	2,010,438	1,803,407	5,791,878	5,380,374

INTEREST EXPENSE
Interest-bearing demand deposits	88,172	117,755	262,314	422,801
Savings deposits	24,345	35,005	83,416	111,658
Time deposits	110,378	128,243	325,447	421,236
Other borrowings	158,353	85,774	402,809	271,783

Total interest expense	381,248	366,777	1,073,986	1,227,478

Net interest income	1,629,190	1,436,630	4,717,892	4,152,896

PROVISION FOR LOAN LOSSES	—	40,000	(360,000)	130,000

Net interest income after provision for loan losses	1,629,190	1,396,630	5,077,892	4,022,896

NONINTEREST INCOME
Mortgage loan sales and servicing fees	170,421	341,732	558,375	1,046,659
Service charges and fees	234,251	129,006	587,690	341,264
Investment sales commissions	24,368	62,837	88,307	110,005
Trust fee income	120,985	115,871	388,794	333,462
Other income	38,576	22,572	116,554	71,476

Total noninterest income	588,601	672,018	1,739,720	1,902,866

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

NONINTEREST EXPENSE
Salaries and benefits	$1,174,110	$1,045,148	$3,580,025	$3,054,936
Occupancy	222,774	155,973	623,261	468,201
Supplies	42,091	44,654	161,262	143,125
Postage and freight	21,683	21,339	68,684	71,536
Outside services	140,234	141,332	439,646	471,237
Advertising	36,351	23,065	113,476	82,584
Loan collection expense	26,679	67,419	94,667	152,760
Securities and trust department expense	41,540	32,339	105,938	96,960
Other expenses	162,504	107,477	723,407	375,011

Total noninterest expense	1,867,966	1,638,746	5,910,366	4,916,350

INCOME BEFORE INCOME TAXES	349,825	429,903	907,246	1,009,412

PROVISION FOR INCOME TAXES	109,182	156,492	280,483	293,664

NET INCOME	240,643	273,411	626,763	715,748

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	86,389	(58,249)	(118,480)	(4,441)

COMPREHENSIVE INCOME	$327,032	$215,162	$508,283	$711,307

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.11	$0.13	$0.29	$0.33

Diluted earnings per share	$0.11	$0.13	$0.29	$0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic earnings per share	2,185,943	2,166,808	2,180,632	2,151,496

Diluted earnings per share	2,189,087	2,169,102	2,182,205	2,153,950

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance, December 31, 2002 (Audited)	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation	—	3,730,019	(3,730,019)	—	—	—

Exercise of stock options	20,000	100,000	—	—	—	100,000

Cash dividends paid	—	—	—	(240,691)	—	(240,691)

Dividends reinvested in stock	18,348	125,010	—	(125,010)	—	—

Net income and comprehensive income	—	—	—	961,839	(78,512)	883,327

Balance, December 31, 2003 (Audited)	2,173,592	$4,894,536	$—	$3,331,170	$409,852	$8,635,558

Cash dividends paid	—	—	—	(196,503)	—	(196,503)

Dividends reinvested in stock	15,434	108,517	—	(108,517)	—	—

Net income and comprehensive income	—	—	—	626,763	(118,480)	508,283

Balance, September 30, 2004 (Unaudited)	2,189,026	$5,003,053	$—	$3,652,913	$291,372	$8,947,338

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$626,763	$715,748
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	363,120	258,162
(Benefit) Provision for loan losses	(360,000)	130,000
Federal Home Loan Bank stock dividends	(21,000)	(30,100)
Net change in mortgage loans held-for-sale	2,480,216	395,312
(Gain) loss on disposition of premises, equipment, and other real estate	(22,725)	2,286
Net increase in accrued interest and other assets	(142,752)	(321,859)
Net decrease in accrued interest and other liabilities	(556,527)	(52,145)

Net cash from operating activities	2,367,095	1,097,404

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	6,776,637	4,045,721
Purchases of available-for-sale-securities	(5,084,907)	(8,127,756)
Purchase of restricted equity securities	—	(650)
Net (increase) decrease in interest-bearing deposits in banks	(2,978,312)	2,019,183
Loans originated, net of principal repayments	(17,383,870)	(9,615,767)
Purchase of premises and equipment	(756,827)	(1,359,298)
Proceeds from sale of other real estate	40,599	104,949

Net cash from investing activities	(19,386,680)	(12,933,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	12,494,374	13,808,157
Net increase (decrease) in time deposits	1,455,109	(798,801)
Proceeds from Federal Home Loan Bank borrowings	4,000,000	550,000
Repayment of Federal Home Loan Bank borrowings	(41,250)	(1,050,945)
Proceeds from other bank borrowing	124,000	175,000
Cash received in exercise of stock options	—	100,000
Cash dividends paid	(196,503)	(184,091)

Net cash from financing activities	17,835,730	12,599,320

NET INCREASE IN CASH AND CASH EQUIVALENTS	816,145	763,106

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended September 30,
	2004	2003

CASH AND CASH EQUIVALENTS, beginning of period	$4,916,985	$3,886,203

CASH AND CASH EQUIVALENTS, end of period	$5,733,130	$4,649,309

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$108,517	$94,848

Unrealized loss on available for sale securities, net of tax	$(118,480)	$(4,441)

Additions to other real estate owned	$251,928	$513

See accompanying notes

Oregon Pacific Banking Co.
Notes to Financial Statements
September 30, 2004 and 2003
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2003 Annual Report to Shareholders.

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003, “FIN 46R”) “Consolidation of Variable Interest Entities” which provided guidance on how to identify the primary beneficiary of a variable interest entity (“VIE”) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements.  As a result of adoption of FIN 46R, the Company was required to no longer consolidate Oregon Pacific Statutory Trust I (the “Trust”) within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform to current year presentations.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than 12 month as of September 30, 2004.  No investments have continuous unrealized losses for more than 12 months.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Estimated Fair Value

September 30, 2004:

U.S. Treasury and agencies	$4,773,900	$10,888	$(452)	$4,784,336
State and political subdivisions	7,740,412	389,461	(844)	$8,129,029
Corporate notes	1,927,812	86,567	—	2,014,379.0

	$14,442,124	$486,916	$(1,296)	$14,927,744

For the two securities exhibiting unrealized losses, that is they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary.  U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets.  State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies.  The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	SEPT. 30, 2004	DEC. 31, 2003

Real estate	$18,461,048	$14,660,603
Commercial	80,981,982	63,422,739
Installment	2,830,051	6,352,442
Overdrafts	56,338	36,717

	102,329,419	84,472,501
Allowance for loan losses	(1,635,300)	(1,315,955)
Unearned loan fees	(479,849)	(434,218)

	$100,214,270	$82,722,328

Changes in the allowance for loan losses were as follows for the nine-months ended:

	SEPT. 30, 2004	SEPT. 30, 2003

Balance, beginning of the period	$1,315,955	$1,173,025
Provision for losses	(360,000)	130,000
Losses	(40,730)	(33,765)
Recoveries	720,075	6,695

Balance, end of period	$1,635,300	$1,275,955

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  There were $148,000 of loans on nonaccrual status at September 30, 2004 compared to no loans at December 31, 2003.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either September 30, 2004 or December 31, 2003.

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

Note 5 – Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,”and related interpretations.  As such, compensation cost is computed as the difference between a company’s stock price and the option price at the grant date.  No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended September 30, 2004.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for September 30, 2004 and 2003 would approximate the pro forma amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings, as reported	$240,643	$273,411	$626,763	$715,748
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(120)	(121)	(359)	(363)

Pro forma net earnings	$240,523	$273,290	$626,404	$715,385

Basic earnings per common share:
As reported	$0.11	$0.13	$0.29	$0.33
Pro forma	$0.11	$0.13	$0.29	$0.33

Diluted earnings per common share:
As reported	$0.11	$0.13	$0.29	$0.33
Pro forma	$0.11	$0.13	$0.29	$0.33

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2004 and 2003:

	2004	2003

Dividend yield	2.25%	0.05%
Expected life (years)	7.5	7
Expected volatility	19 .72%	0.01%
Risk -free rate	3.75%	4.84 – 5.04%

Note 6 – Subsequent Events

On September 21, 2004 the Board of Directors adopted a corporate resolution allowing a stock repurchase program in order to increase the liquidity and marketability of the Company’s stock.  The program was approved by the Oregon State Division of Finance and Corporate Securities.  The Company initiated purchases in October 2004.

The Federal Reserve Board approved the Bank’s request to close the Sutherlin branch effective December 31, 2004.  The branch, located in a local supermarket, has not met the Bank’s deposit growth goals and the Board of Directors has approved the redeployment of Bank resources to more profitable venues.

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

The Company reported net income of $241,000 or $.11 per basic share and $627,000 or $.29 per basic share for the three months and nine months ended September 30, 2004.  This compares to income of $273,000 or $.13 per basic share and $716,000 or $.33 per basic share for the same periods in the prior year.  The primary reason for the decrease for the third quarter and year-to-date is the interest paid on the Trust Preferred Securities obtained as part of the Company’s capital plan in December 2003.  The earnings by the Bank have remained fairly even although mortgage loan sales have decreased significantly with rates on the rise, commercial loan interest and fees have increased as commercial loan balances have grown.

Financial Condition

Total assets at September 2004 were $138,464,000 compared to $120,676,000 at December 31, 2003, an increase of $17,788,000 (14.7%).  The increase was due to an increase in net loans of $17,492,000 (21.1%) funded by an increase in customer deposits which increased $13,949,000 (14.3%), sale of available-for-sale securities and a decrease of loans held for sale.  Much of the deposit increase was in interest-free demand deposits helping the Bank maintain its net interest spread.

Premises and equipment increased by $431,000 as facilities were completed and furnished at the two branches located in Roseburg and Coos Bay.

September 30, 2004 shareholders’ equity was $8,947,000, an increase of $312,000 from December 31, 2003.  This change resulted from net income, partially offset by cash dividends paid ($197,000) and a decrease in unrealized gains on available-for-sale securities ($118,000).

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

Net interest income on a tax-equivalent basis was $4,960,000 for the nine months ended September 30, 2004 compared to $4,290,000 for the same period in 2003 (see Table 1).  The $670,000 increase was due to an increase in average loans and was partially offset a decrease in the rates earned on loans. The decrease in the rates paid on deposits also increased net interest that was only somewhat offset from the increase in interest-bearing liabilities. Average loans were up $13,803,000, while average rates on loans were down 0.55%. Average interest-bearing liability balances were up $5,693,000 while average rates on deposits and borrowed funds were down 0.53%.  The net interest spread, which is the difference between the average yield of interest-earning assets less the cost of interest-bearing liabilities, increased 0.17% during the first nine months of 2004 compared with the first nine months of 2003.  As a consequence of increased interest-free deposits and lower deposit rates, the net interest margin increased to 5.50% compared to 5.38% for the nine month period in the prior year.  The increase is due to strong asset-liability management during this ongoing low interest rate climate causing a decline in loan yields that compress against an already low cost of funds.

Table I

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Nine Months Ended Sept. 30, 2004			Nine Months Ended Sept. 30, 2003			Increase (Decrease)

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change

Interest-earning assets:
Loans (2)	$95,623	$5,168	7.21%	$81,820	$4,761	7.76%	$804	$(394)	$410
Investment securities
Taxable securities	8,139	324	5.31%	10,442	310	3.96%	(68)	82	14
Nontaxable securities (1)	6,524	338	6.91%	7,185	389	7.23%	(35)	(16)	(51)
Interest-earning balances due from banks	9,614	76	1.05%	6,576	52	1.05%	24	—	24

Total interest-earning assets	119,900	5,906	6.57%	106,023	5,512	6.93%	725	(328)	397

Cash and due from banks	5,230			3,679
Premises and equipment, net	5,162			3,122
Other real estate	114			33
Loan loss allowance	(1,528)			(1,232)
Other assets	2,127			2,301

Total assets	$131,005			$113,926

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$59,463	$346	0.78%	$53,542	$535	1.33%	$58	$(245)	$(187)
Time deposit and IRA accounts	20,359	325	2.13%	21,558	421	2.60%	(24)	(72)	(96)
Borrowed funds	9,679	275	3.79%	8,708	266	4.07%	29	(20)	9

Total interest-bearing liabilities	89,501	946	1.41%	83,808	1,222	1.94%	63	(337)	(274)

Noninterest-bearing deposits	26,751			20,050
Other liabilities	2,032			1,706

Total liabilities	118,284			105,564
Shareholders’ equity	12,721			8,362

Total liabilities and share-holders’ equity	$131,005			$113,926

Net interest income		$4,960			$4,290		$662	$9	$671

Net interest spread			5.16%			4.99%

Net interest expense to average earning assets			1.05%			1.53%

Net interest margin			5.50%			5.38%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)	Includes loan fees.

Provision for Loan Loss

No provision for loan loss was recorded in the three months ended September 30, 2004 compared to $40,000 in the same period in 2003. A benefit was recorded in the amount of $360,000 for the nine months ended September 30, 2004 compared to a provision of $130,000 in 2003.  The allowance for loan losses at September 30, 2004 was 1.6% of gross loans, the same as December 31, 2003.  There were only $72,000 of non-performing loans at September 30, 2004.  Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at September 30, 2004.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $163,000 or 12.5% and $83,000 or 12.4% for the nine and three months ended September 2004 as compared to the same period in 2003.  These smaller changes were after the significant mortgage fee increases in 2003 of 44.8% and 61.0%, respectively, during a period of the lowest mortgage interest rates in forty years.  Other than mortgage loan related accounts, noninterest income increased 38.0% and 26.6% for the nine months and three months ended September 2004 as compared to the same period in 2003.  This was a result of increased accounts at the new locations earning service charges and fees for Check Protector, a service covering account overdrafts.

Noninterest Expense

Noninterest expense increased $994,000 or 20.2% for the nine months and $229,000 or 14.0% for the three months ended September 30, 2004 over the same periods one year ago.  The increase is attributable primarily to an increase in salaries and benefits and occupancy expenses as expected with the Bank’s opening of the new facilities in Roseburg and Coos Bay.  “Other” expenses increased primarily as a result of a litigation settlement in second quarter.

The provision for income taxes at both September 30, 2004 and 2003 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments except for the adjustment discussed above.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments.  Management is satisfied that liquidity is sufficient at September 30, 2004.  There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank’s liquidity, capital resources, or operations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At September 30, 2004, the Bank’s leverage and total risk-based ratios were 9.05% and 12.37% respectively, which exceed the well-capitalized threshold.

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

In an effort to assess market risk, an asset/liabilty model to determine the effect of immediate incremental increases and decreases in interest rates on net income was provided by an independent party. Certain assumptions were made regarding loan prepayments and decay rates of demand deposit accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effects of actual changes in interest on these assumptions may differ from simulated results.

The Board of Directors has set limits given a parallel shift of 2% in interest rates--the estimated net interest margin may not decrease by more than 25% within a one-year period.  The following table illustrates the simulated impact of a 1% or 2% upward or downward movement in interest rates on net income.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve month period from the September 30, 2004 levels.

INCREASE OR DECREASE IN INTEREST RATES	ESTIMATED FINANCIAL IMPACT ON NET INTEREST MARGIN

2.0%	$650,000
1.0%	$369,000
-1.0%	$(530,000)
-2.0%	$(1,120,000)

There has not been a material change in the quantitative and qualitative market risks faced by the Bank from the risk disclosures reported in Bank’s form 10-K covering the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

(a)

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of September 30, 2004, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)

Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

The Company is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it, other than as follows: The Bank has filed a lawsuit against an insurer, BancInsure, Inc., arising from a policy coverage dispute, specifically, the insurer’s refusal to afford coverage for amounts paid by the Company to settle claims filed by a former employee of the Bank.

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

10.1	2003 Stock Incentive Plan (incorporated by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF 14A filed with the Securities and Exchange Commission on March 25, 2003).

10.2	Oregon Pacific Banking Co. Amended and Restated Deferred Compensation Plan.**

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on November 12, 2004.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg Secretary and Chief Financial Officer (Principal Financial Officer)