Form 10-K
period 2004-12-31
OREGON PACIFIC BANCORP
filed 2005-03-30
CIK 1216128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to ________

                        Commission file number: 000-50165

                             OREGON PACIFIC BANCORP
             (Exact name of registrant as specified in its charter)

       Oregon                                                    71-0918151
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [ X ]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 2004, was $17,199,184.

     The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,149,898 shares of no par value common stock on March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement dated March 28, 2005, for the 2005 Annual Meeting of Shareholders ("Proxy Statement") and the 2004 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

                             OREGON PACIFIC BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                         PAGE

Disclosure Regarding Forward Looking Statements                                                              3

PART I

Item 1.  Business                                                                                         3-14
Item 2.  Properties                                                                                         14
Item 3.  Legal Proceedings                                                                                  15
Item 4.  Submission of Matters to a Vote of Security Holders                                                15

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                           15-16
Item 6.  Selected Financial Data                                                                         16-18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations           18-38
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                         39
Item 8.  Financial Statements and Supplementary Data                                                     40-69
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               70
Item 9A. Controls and Procedures                                                                            70

PART III

       (Items 10 through 14 are incorporated by reference from Oregon Pacific
           Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005)

Item 10. Directors and Executive Officers of the Registrant                                                 71
Item 11. Executive Compensation                                                                             71
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     71
Item 13. Certain Relationships and Related Transactions                                                     71
Item 14. Principal Accountant Fees and Services                                                             71

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                72-73
Signatures                                                                                               74-75
Exhibit Index                                                                                               76

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

     The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals from its main office and a full-service Safeway store branch in Florence plus two branches in Roseburg, and Coos Bay, Oregon. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services.

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

BUSINESS STRATEGY

     The Company's strategy is to build on the Bank's position as a leading community-based provider of financial services in its service areas. The key to success of this strategy is to continue to provide exceptional personal service to the communities and to deliver a high level of service to the customers with prompt, accurate, and friendly banking services. The Bank seeks to maintain high asset quality through strict adherence to established credit policies, trained personnel, and periodic loan reviews. The Bank's primary marketing focus is on small to medium-sized businesses and on professionals and individuals in Florence, Coos Bay, Roseburg, and other coastal and inland regions in Oregon.

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

     Technology-Based Products and Services. The Bank uses both traditional and new technology to support its focus on personal service. The Bank now offers on-line real-time Internet banking services through its dedicated website at http://www.opbc.com. Additionally, the Bank offers "Banking on Call", an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the four branch locations, as well as two machines in non-Bank locations. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

     A newer source of competition is the array of online banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. The Bank has online banking services on a real-time basis providing instant balances compared to most financial providers having only nightly updates. Bank management believes, however, that most of its customers will continue to want the personal, locally-based services that it offers.

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

EMPLOYEES

     As of December 31, 2004, the Bank had 88 full-time equivalent employees compared to 93 at December 31, 2003. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

     The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebutable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares of the Company, or obtain control over the Company.

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

     The FDICIA includes provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank's FDIC insurance expense for 2004 was approximately $15,000.

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

ITEM 2. PROPERTIES

                                                                            DATE      OWNED(O)
                                                                 SQUARE   OPENED OR      OR
    LOCATION                           ADDRESS                    FEET     ACQUIRED   LEASED(L)
------------------------------ ----------------------------------------- ----------- -----------
FULL  SERVICE BANKING OFFICES:

Florence (Main Branch)          1355 Highway 101                 12,896      1980         O

Florence (Safeway Branch)       700 Highway 101                     475      1995         L

Roseburg                        2555 NW Edenbower                 9,731      2004         O

Coos Bay                        915 S First Street                7,834      2003         O

OTHER OFFICES:

Loan Center                     705 Ninth Street, Florence        7,826      2002         L

     The Company's office is located in the main branch of the Bank. Leases include multiple renewal options for Florence's Safeway branch and the Loan Center. The Sutherlin branch was closed on December 31, 2004. Land next to the Coos Bay property on which the customer parking lot is located is leased. That lease has a mandatory purchase option at the end of three or eight years for $330,000 or $360,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of filing of this Form 10-K neither the Company nor its subsidiary were a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against the Company or its subsidiary which, if determined adversely, would have a material effect on the business or financial position of either of them. The Company or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or through an appearance as a creditor in a bankruptcy case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to the vote of stockholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Bancorp's common stock, no par value, have been available for purchase and sale on the OTC Bulletin Board of NASDAQ, under the symbol "OPBP," since January 1, 2003. Prior to the formation of the Bancorp as the Bank's holding company, Oregon Pacific Banking Company's stock was traded on the same system under the symbol "OPBC." At March 16, 2005, the stock was held by approximately 670 shareholders.

     The following table sets forth the high and low bid information for the Company's stock for each calendar quarter of 2003 and 2004 and through February 28, 2005. The information was obtained from Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                               COMMON STOCK
                          HIGH AND LOW CLOSING BID
----------------------------------------------------------------        CASH
          PERIOD               HIGH BID PRICE      LOW BID PRICE      DIVIDENDS
-----------------------------  --------------      -------------      ---------

January 1 - March 31, 2003          $6.80             $6.25             $0.05
April 1 - June 30, 2003             $6.50             $5.80             $0.04
July 1 - September 30, 2003         $6.20             $5.90             $0.04
October 1 - December 31, 2003       $7.45             $6.25             $0.04

January 1 - March 31, 2004          $8.35             $6.90             $0.04
April 1 - June 30, 2004             $8.00             $7.10             $0.05
July 1 - September 30, 2004         $7.15             $6.60             $0.05
October 1 - December 31, 2004       $7.80             $7.10             $0.05
January 1 - February 28, 2005       $8.00             $7.25

     The Bank paid cash dividends of $0.19 and $0.17 per share for the years 2004 and 2003, respectively. Payment of dividends has been at the discretion of the Company's Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs, and the Company's operating financial condition, among other factors. Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company's total assets would not at least equal the sum of its total liabilities.

     In September 2004, the Bank approved a stock repurchase plan to repurchase up to $500,000 of stock. As of December 31, 2004, the Company had repurchased 46,275 shares of stock under this plan, at a total cost of $345,000 and an average price of $7.45 per share.

     The transfer agent and registrar for the Common Stock has been Registrar and Transfer, Cranford, New Jersey since March 2003.


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

                                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 ===================================================================
                                                     2004          2003          2002         2001         2000
                                                 ============= ============= ============= ============ ============

INCOME STATEMENT DATA
     Interest income                               $7,993,911    $7,155,283    $6,446,028   $6,040,441   $5,905,599
     Interest expense                               1,483,995     1,554,368     1,705,955    2,136,830    2,240,901
                                                 ------------- ------------- ------------- ------------ ------------
           Net interest income                      6,509,916     5,600,915     4,740,073    3,903,611    3,664,698

     Loan loss provision                             (355,000)      170,000       280,100        3,000       55,000
                                                 ------------- ------------- ------------- ------------ ------------

     Net interest income after
      provision for loan losses                     6,864,916     5,430,915     4,459,973    3,900,611    3,609,698

     Noninterest income                             2,407,276     2,449,301     2,061,585    1,414,437    1,116,892
     Noninterest expense                            7,688,388     6,541,050     5,447,688    4,159,578    3,547,159
                                                 ------------- ------------- ------------- ------------ ------------
     Income before provision for income taxes       1,583,804     1,339,166     1,073,870    1,155,470    1,179,431
     Provision for income taxes                       517,084       377,327       252,061      260,635      304,994
                                                 ------------- ------------- ------------- ------------ ------------

          Net income                               $1,066,720      $961,839      $821,809     $894,835     $874,437
                                                 ============= ============= ============= ============ ============

DIVIDENDS
     Cash dividends declared and paid                $414,470      $365,701      $381,845   $1,587,648     $568,285
     Ratio of dividends to net income                   38.85%        38.02%        46.46%      177.42%       64.99%
     Cash dividends per share                           $0.19         $0.17         $0.18        $0.75        $0.26

PER SHARE DATA (1)
     Basic earnings per common share                    $0.49         $0.45         $0.39        $0.42        $0.40
     Diluted earnings per common share                  $0.49         $0.45         $0.39        $0.42        $0.40
     Book value per common share                        $4.14         $3.97         $3.70        $3.37        $3.63
     Weighted average shares outstanding:
               Basic                                2,178,531     2,155,100     2,124,904    2,118,831    2,178,745
               Diluted                              2,180,609     2,156,802     2,131,252    2,119,650    2,181,967

BALANCE SHEET DATA
     Investment securities                        $16,444,519   $17,844,388   $14,744,887  $22,499,503  $23,360,141
     Loans, net                                  $108,707,038   $82,722,328   $70,988,652  $52,843,530  $41,497,012
     Total assets                                $138,248,887  $120,676,292  $107,019,888  $86,586,515  $71,555,503
     Total deposits                              $111,060,721   $97,464,404   $88,515,051  $72,316,796  $57,502,291
     Stockholders' equity                          $8,892,297    $8,635,558    $7,892,922   $7,111,315   $7,715,651

SELECTED RATIOS
     Return on average assets                            0.81%         0.87%         0.88%        1.14%        1.22%
     Return on average equity                           12.09%        11.65%        10.86%       11.95%       11.59%
     Total loans to deposits                            97.88%        84.87%        80.20%       73.07%       72.17%
     Net interest margin                                 5.44%         5.38%         5.60%        5.62%        5.80%
     Efficiency ratio (1)                               86.22%        81.25%        80.09%       78.22%       74.18%

ASSET QUALITY RATIOS Reserve for loans losses to:
          Ending total loans                             1.47%         1.49%         1.51%        1.58%        2.35%
          Nonperforming assets (2)                    1451.33%     13160.00%       662.71%      207.49%      195.20%
    Non-performing assets to ending total assets         0.08%         0.01%         0.17%        0.50%        0.73%
    Net loan charge-offs to average loans               -0.69%         0.03%         0.01%        0.25%        0.08%

CAPITAL RATIOS (BANK)
     Average stockholders' equity
          to average assets                              9.53%         7.44%         8.08%        9.57%       10.51%
     Tier I capital ratio (3)                            10.5%         12.6%          9.1%        11.0%        16.3%
     Total risk-based capital ratio (4)                  11.8%         13.9%         10.4%        12.3%        17.6%
     Leverage ratio (5)                                   8.9%         10.2%          7.2%         8.7%        10.6%

-------------------

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

     Oregon Pacific Bancorp's goal is to continue to grow its earning assets and return on equity while keeping its asset quality high. The key to this is to emphasize personalized, quality banking products and services for its customers, to hire and retain competent management and administrative personnel, and to respond quickly to customer demand and growth opportunities. The Company also intends to continue expansion into markets where opportunities exist due to mergers and acquisitions and to increase its market penetration in its existing markets through the introduction of new or existing financial services products.

     For the year ended December 31, 2004, consolidated net income was $1,067,000, representing an increase of 10.90% from net income of $962,000 earned during the year ended December 31, 2003. Net income for 2003 was up 17.03% from net income of $822,000 earned during the year ended December 31, 2002. Diluted earnings per share were $0.49, $0.45, and $0.39 for the years ended December 31, 2004, 2003, and 2002, respectively. Return on average assets was 0.81% for the year ended December 31, 2004, compared with 0.87% for the year ended December 31, 2003, and 0.88% in 2002. Return on average equity was 12.09% for the year ended December 31, 2004, compared with 11.65% for the year ended December 31, 2003, and 10.86% for the year ended December 31, 2002. The increase in earnings for the year ended December 31, 2004, can be attributed primarily to the continued realization of returns from the de novo branches in Roseburg and Coos Bay. The return on average assets has declined due to the new facilities built for the new branches.

     Company assets grew from $120.68 million to $138.25 million, or 14.56% from year-end 2003 to 2004, and 12.76% from December 31, 2002 to December 31, 2003 from $107.02 million. Most of the growth was an increase in commercial loans in the new market areas, as net loans grew from $82.72 million to $108.71 million, an increase of 31.41% from year-end 2003 to 2004, and from $70.99 million, an increase of 16.52% the year before. The net growth in earning assets in 2004 was funded by a growth in customer deposits and funds borrowed from the Federal Home Loan Bank. Stockholders' equity increased in 2004 while the Company paid 38.85% in dividends and also repurchased stock.

     While 2004 was a year of realizing profitability from the branches originally opened in 2002, we are optimistic that further improvement can be achieved in 2005 and beyond. Of course, unforeseen events such as an economic slowdown or significant interest rates changes by the Federal Reserve could impact future results, but nonetheless we believe that the Company's future is bright. We further believe that our proven business model characterized by strong asset quality, capital strength, and prudent reserves is the most effective way to deal with the inevitable economic uncertainties and to maximize shareholder value over time.

     Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

                                          YEARS ENDED DECEMBER 31,
                               -----------------------------------------------
                                2004      2003      2002      2001      2000
                               --------  --------  -------   -------   -------

(Dollars in Thousands)

Net income                    $  1,067  $    962  $   822   $   895   $   874
Average assets                 132,304   115,327   93,607    78,174    71,763
RETURN ON AVERAGE ASSETS          0.81%     0.83%    0.88%     1.14%     1.22%

Net income                    $  1,067  $    962  $   822   $   895   $   874
Average equity                   8,823     8,578    7,568     7,485     7,542
RETURN ON AVERAGE EQUITY         12.09%    11.21%   10.86%    11.95%    11.59%

Average equity                $  8,823  $  8,578  $ 7,568   $ 7,485   $ 7,542
Average assets                 132,304   115,327   93,607    78,174    71,763
AVERAGE EQUITY TO ASSET RATIO     6.67%     7.44%    8.08%     9.57%    10.51%


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

     The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. As of December 31, 2004, approximately 87% of the Bank's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

     The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Bank's stock at the date of each grant. Had compensation cost for the Bank's 2004, 2003, and 2002 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2004, 2003, and 2002 would approximate the pro forma amounts below (in thousands, except per share data).

                                     2004      2003       2002
                                  --------- ---------- ----------
Net income (in thousand's):
  As reported                       $1,067       $962       $822
  Pro forma                         $1,067       $962       $821

Basic earnings per common share:
  As reported                        $0.49      $0.45      $0.39
  Pro forma                          $0.49      $0.45      $0.39

Diluted earnings per common share:
  As reported                        $0.49      $0.45      $0.39
  Pro forma                          $0.49      $0.45      $0.39


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2004, 2003, and 2002:

                             2004            2003            2002
                          ------------    ------------    ------------

Dividend yield                   2.65%           3.06%           0.05%
Expected life                7.5 years       7.5 years         7 years
Expected volatility             14.39%          19.72%           0.01%
Risk-free rate                   3.93%           3.75%    4.84 - 5.04%

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts.

RESULTS OF OPERATIONS

Net Interest Income/Net Interest Margin

Net interest income, before the provision for loan loss, for the year ended December 31, 2004 was $6.51 million, an increase of 16.23% compared to net interest income of $5.60 million in 2003, and an increase of 18.14% compared to net interest income of $4.74 million in 2002. The overall tax-equivalent earning asset yield was 6.68% in 2004 compared to 6.78% in 2003 and 7.53% in 2002. For the same years, rates on interest-bearing liabilities were 1.56%, 1.84%, and 2.55%, respectively. The declining rates were primarily due to outside economic factors creating pressure on interest yields and rates.

     Total interest-earning assets averaged $122.00 million for the year ended December 31, 2004, compared to $108.09 million for the corresponding period in 2003. The increase was due to loan growth primarily from the new branches, but also Small Business Administration loans originated in Florence.

     Interest-bearing liabilities averaged $95.30 million for the year ended December 31, 2004 compared to $84.55 million for the same period in 2003. The increase was due to the Bank's deposit growth primarily from the new branches, but also from funds borrowed from the FHLB and the Company's Trust Preferred Securities.

     Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 80.71% of average earning assets during 2004, compared to 77.37% in 2003 and 74.14% in 2002. During the same periods, average yields on loans were 7.27% in 2004, 7.61% in 2003, and 8.31% in 2002. Investment securities comprised 12.00% of average earning assets in 2004, which was down from 17.00% in 2003 and 19.77% in 2002. Tax equivalent interest yields on investment securities have ranged from 6.05% in 2004 to 4.89% in 2003 and 6.44% in 2002.

     Interest cost, as a percentage of earning assets, decreased to 1.22% in 2004, compared to 1.44% in 2003 and 1.93% in 2002. Local competitive pricing conditions and funding needs for the Bank's investments in loans have been the primary determinants of rates paid for deposits during these three years.

     Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

                                      YEAR ENDED DECEMBER 31, 2004    YEAR ENDED DECEMBER 31, 2003    YEAR ENDED DECEMBER 31, 2002
                                     ------------------------------  ------------------------------ -------------------------------
                                               INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                     AVERAGE   INCOME OR YIELDS OR   AVERAGE   INCOME OR YIELDS OR   AVERAGE   INCOME OR YIELDS OR
                                     BALANCE    EXPENSE    RATES     BALANCE    EXPENSE    RATES     BALANCE    EXPENSE    RATES
                                     --------  --------- ----------  --------  --------- ---------- ---------  --------- ----------
(dollars in thousands)
Interest-earning assets:
  Loans (1)                         $ 98,475  $   7,159       7.27% $ 83,634  $   6,367       7.61% $ 65,386  $   5,436       8.31%
  Investment securities
    Taxable securities                 8,399        422       5.02%   10,458        386       3.69%    9,165        541       5.90%
    Nontaxable securities (2)          6,748        464       6.87%    7,128        512       7.18%    8,269        582       7.04%
  Interest-earning balances due
    from banks                         8,889        106       1.19%    6,080         63       1.04%    5,367         84       1.57%
                                     --------  ---------             --------  ---------             --------  ---------
    Total interest-earning
      assets                         122,511      8,151       6.65%  107,300      7,328       6.83%   88,187      6,643       7.53%
                                               --------- ----------            --------- ----------            --------- ----------

  Cash and due from banks              5,063                           3,871                           2,820
  Premises and equipment, net          5,217                           3,441                           2,332
  Other real estate                      103                              27                              44
  Loan loss allowance                 (1,555)                         (1,245)                         (1,002)
  Other assets                         2,766                           2,042                           1,226
                                     --------                        --------                        --------

    Total assets                    $134,105                        $115,436                        $ 93,607
                                     ========                        ========                        ========

Interest-bearing liabilities:
  Interest-bearing checking and
    savings accounts                $ 60,092  $     467       0.78% $ 54,546  $     658       1.21% $ 38,104  $     670       1.76%
  Time deposit and IRA accounts       20,851        450       2.16%   21,287        539       2.53%   20,489        689       3.36%
  Borrowed funds                      14,354        567       3.95%    8,719        357       4.09%    8,205        347       4.23%
                                     --------  ---------             --------  ---------             --------  ---------
    Total interest-bearing
      liabilities                     95,297      1,484       1.56%   84,552      1,554       1.84%   66,798      1,706       2.55%
                                               --------- ----------            --------- ----------            --------- ----------
    Noninterest-bearing
      deposits                        27,716                          20,652                          17,769
    Other liabilities                  2,200                           1,654                           1,472
                                     --------                        --------                        --------
      Total liabilities              125,213                         106,858                          86,039
    Shareholders' equity               8,892                           8,578                           7,568
                                     --------                        --------                        --------

    Total liabilities and share-
      holders' equity               $134,105                        $115,436                        $ 93,607
                                     ========                        ========                        ========

Net interest income                           $   6,667                       $   5,774                       $   4,937
                                               =========                       =========                       =========

Net interest spread                                           5.10%                           4.99%                           4.98%
                                                        ===========                     ===========                     ===========

Net interest expense to average
  earning assets                                              1.21%                           1.45%                           1.93%
                                                        ===========                     ===========                     ===========

Net interest margin                                           5.44%                           5.38%                           5.60%
                                                        ===========                     ===========                     ===========

----------

(1) Includes mortgage loans held for sale.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

Analysis of Changes in Interest Differential.

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

                                      2004 OVER 2003        2003 OVER 2002        2002 OVER 2001
                                   ------------------------------------------- --------------------
                                                   NET                   NET                  NET
(dollars in thousands)             VOLUME   RATE  CHANGE VOLUME   RATE  CHANGE VOLUME  RATE  CHANGE
                                   --------------------- --------------------- --------------------

Interest-earning assets:
  Loans                            $1,130  $(338)  $792  $1,517  $(586)  $931  $(125)  $487   $362
  Investment securities
    Taxable securities                (76)   112     36      76   (231)  (155)  (149)    44   (105)
    Nontaxable securities (1)         (27)   (21)   (48)    (80)    11    (70)    89    (15)    74
  Interest-earning balances
    due from banks                     29     14     43      11    (32)   (21)   (51)    32    (19)
                                   --------------------- --------------------- --------------------
       Total                        1,056   (233)   823   1,524   (839)   685   (236)   548    312
                                   --------------------- --------------------- --------------------

Interest-bearing liabilities:
  Interest-bearing checking            67   (258)  (191)    289   (301)   (12)   (34)   134    100
    and savings accounts
  Time deposits                       (11)   (78)   (89)     27   (177)  (150)   (75)    60    (15)
  Borrowed funds                      231    (21)   210      22    (12)    10    (79)    44    (35)
                                   --------------------- --------------------- --------------------
       Total                          287   (357)   (70)    338   (490)  (152)  (188)   238     50
                                   --------------------- --------------------- --------------------

  Net increase (decrease) in
    net interest income              $769   $123   $893  $1,187  $(349)  $837   $(48)  $310   $262

--------------

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

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

     For the years ended December 31, 2004 Oregon Pacific Banking Co. reduced its provision for loan losses by $355,000, compared to charges of $170,000 and $280,000, in 2003 and 2002, respectively. The decreased allowance provision in 2004 reflects a large loan recovery.

     For the year ended December 31, 2004, loan recoveries exceeded charge-offs by $679,000 as compared to 2003, when loan charge-offs exceeded recoveries by $27,000. All net charge-offs incurred by Oregon Pacific Banking Co. were small in amount and generally distributed evenly among the Bank's loan portfolio categories.

Noninterest Income

     Total noninterest income over the three-year period from 2002 to 2004 has remained fairly constant although the components of the income have shifted significantly. Noninterest income increased from $2.06 million in 2002 to $2.45 million in 2003, and then decreased slightly to $2.41 million in 2004. Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, trust fee income, and investment and brokerage service sales commissions. The largest piece of noninterest income in 2004 is derived from services charges. Over the past three years service charges have grown significantly to $809,000 in 2004, from $494,000 in 2003, and $384,000 in 2002. The growth in 2004 and the last quarter of 2003 reflects the new Overdraft Protection service put into place in September of 2003 as well as from the growth in the number of customer accounts, while other charges have remained fairly flat since the Bank offers many demand deposit accounts with no related fees. Other significant noninterest income comes from the real estate mortgage department. Most loans are sold in the secondary market with loan servicing retained. Such income varied from $746,000 in 2004, to $1.27 million in 2003, and $1.03 million in 2002. The changes in mortgage loan sales are largely a product of the mortgage rate environment that hit forty-year lows in 2003. Trust fee income increased to $539,000 in 2004, from $442,000 in 2003, and $373,000 in 2002 which reflects the growth in assets under management and the continuing acceptance of the Bank's trust services within its market areas.

Noninterest Expense

     Noninterest expenses consist principally of employees' salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of a bank's ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2004, the efficiency declined as measured by the efficiency ratio to 86.22% compared to 81.25% for the corresponding period of 2003. This is primarily due to increased headcount and occupancy costs as the Bank opened the Roseburg and Coos Bay branches in January and June 2002, respectively. Sutherlin never reached the efficiency originally hoped and was closed at the end of the year. Other cost cutting measures were instituted in fourth quarter 2004 that led the Company to its most profitable quarter ever.

     Total noninterest expense was $7.69 million for the year ended December 31, 2004, an increase from $6.54 million for the year ended December 31, 2003, and $5.45 million for the year ended December 31, 2002.

     Salary and benefit expense, which includes commissions and the employer-paid portion of payroll taxes, was $4.66 million in 2004, $4.19 million in 2003, and $3.45 million in 2002. As of December 31, 2004, Oregon Pacific Banking Co. had 88 full-time equivalent employees, although the average for the year was 98, which compares to 93 as of December 31, 2003 and 88 as of December 31, 2002. The increased average headcount and increased health insurance costs contributed to the overall increase.

     Occupancy expense consists of depreciation of premises and equipment, maintenance and repair expenses, utilities, and related expenses. The Bank's net occupancy expense grew by 32.83% in 2004 as the new branch offices opened; the increase primarily represents the depreciation expense of the new buildings. This expense category was $834,000 in 2004, an increase of $206,000 over $628,000 in 2003, which was an increase of $98,000 over $530,000 in 2002.

     Outside services expense consists of telecommunication expense, correspondent bank charges, and fees for data processing, accountants, legal services, Regulators' examinations and other miscellaneous outside services. Outside services expense has shrunk from $622,000 in 2003 to $588,000 in 2004, a decrease of $34,000 from the prior year reflecting cost controls put in place in 2004.

Income Taxes

     The provision for income taxes was $517,000 in 2004, $377,000 in 2003, and $252,000 in 2002. The provision resulted in effective combined federal and state tax rates of 33% in 2004, 28% in 2003, and 23% in 2002. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book, but not for tax purposes.

FINANCIAL CONDITION

     Total assets increased 14.56% to $138.25 million at December 31, 2004 compared to $120.68 million at December 31, 2003. The increase in total assets was driven by continued growth in loans. Growth in total assets was primarily funded by a 13.95% growth in deposits, funds borrowed from the Federal Home Loan Bank in Seattle, and the use of excess liquidity.

     The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Company over the prior year:

                                                                     ---------------------------------------
                                              DECEMBER 31,           INCREASE (DECREASE) INCREASE (DECREASE)
(dollars in thousands)                -----------------------------     12/31/03 TO         12/31/02 TO
                                         2004      2003       2002        12/31/04            12/31/03
                                      --------  --------   --------  ------------------  -------------------
ASSETS
  Loans, net of allowance for
    loan losses and unearned
    income                           $109,723  $ 86,780   $ 76,316  $ 22,943    26.44 % $ 10,464     13.71 %
  Investments                          16,445    17,844     14,745    (1,400)   (7.84)     3,100     21.02
  Interest-bearing deposits
    in banks                              874     4,764      8,079    (3,890)  (81.66)    (3,314)   (41.03)
  Other assets(1)                      11,207    11,288      7,880       (80)   (0.71)     3,407     43.24
                                      --------  --------   --------  -------- --------   -------- ---------

       Total assets                  $138,249  $120,676   $107,020  $ 17,573    14.56 % $ 13,656     12.76 %
                                      ========  ========   ========  ======== ========   ======== =========

LIABILITIES AND EQUITY
  Noninterest-bearing
    deposits                         $ 26,591  $ 21,990   $ 18,512  $  4,601    20.92 % $  3,478     18.79 %
  Interest-bearing deposits            84,470    75,474     70,003     8,995    11.92      5,471      7.82
                                      --------  --------   --------  -------- --------   -------- ---------
       Total deposits                 111,061    97,464     88,515    13,596    13.95      8,949     10.11
  Other liabilities(2)                 18,296    14,576     10,612     3,720    25.52      3,964     37.36
                                      --------  --------   --------  -------- --------   -------- ---------

       Total liabilities              129,357   112,041     99,127    17,316    15.45     12,914     13.03

       Total equity                     8,892     8,636      7,893       257     2.97        743      9.41
                                      --------  --------   --------  -------- --------   -------- ---------

       Total liabilities and
            equity                   $138,249  $120,676   $107,020  $ 17,573    14.56 % $ 13,656     12.76 %
                                      ========  ========   ========  ======== ========   ======== =========


----------

(1) Includes cash and due from banks, fixed assets, and accrued interest receivable.
(2)  Includes accrued interest payable and other liabilities.

Investments

     A year-to-year comparison shows that Oregon Pacific Banking Co.'s investment portfolio at December 31, 2004, totaled $16.44 million, compared to $17.84 million at December 31, 2003, and $14.75 million at December 31, 2002. This represents a decrease of 7.84% between 2003 and 2004 and an increase of 21.02% between 2002 and 2003. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Banking Co.'s deposit structure.

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

     At December 31, 2004, Oregon Pacific Banking Co.'s investment portfolio had total net unrealized gains, net of taxes, of approximately $211,000. This compares to unrealized gains of approximately $410,000 at December 31, 2003, and $488,000 at December 31, 2002. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

     Interest-bearing deposits in banks are short-term investments held primarily at the FHLB. The Bank invests in these instruments to provide for additional earnings on excess available cash balances. Because of their liquid nature, these balances fluctuate dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions. Interest-bearing deposit accounts totaled $874,000 at December 31, 2004, compared to $4.76 million at December 31, 2003, and $8.08 million at December 31, 2002. The balance on the last day of the month is influenced by the day of the week, as happened in 2004 when the year ended on a Friday. Balances the following week averaged $3.25 million.

     The following table provides the carrying value of Oregon Pacific Banking Co.'s portfolio of investment securities as of December 31, 2004, 2003, and 2002, respectively:

                                                 DECEMBER 31,
                                          ---------------------------
(dollars in thousands)                     2004      2003      2002
                                          -------   -------   -------

Investments available-for-sale:
  U.S. Treasury and agencies             $ 5,983   $ 5,209   $ 2,758
  State and political subdivisions         7,784     7,177     7,787
  Corporate debt securities                1,658     3,990     2,680
  Mortgage backed securities                   -       469       688
                                          -------   -------   -------
                                          15,425    16,845    13,913

Restricted equity securities               1,020       999       832
                                          -------   -------   -------

      Total investment securities        $16,445   $17,844   $14,745
                                          =======   =======   =======

    Investment securities at the dates indicated consisted of the following:

                                                 DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                           ------------------------- ------------------------- -------------------------
                                                     2004                      2003                      2002
                                           ------------------------- ------------------------- -------------------------
(dollars in thousands)                                      WEIGHTED                  WEIGHTED                  WEIGHTED
TYPE AND MATURITY                          AMORTIZED MARKET AVERAGE  AMORTIZED MARKET AVERAGE  AMORTIZED MARKET AVERAGE
                                             COST    VALUE   YIELD     COST    VALUE   YIELD     COST    VALUE   YIELD
                                           ------------------------- ------------------------- -------------------------
U.S. Treasury and agencies
  Due within one year                            $-      $-              $250    $261    6.56%   $1,392  $1,398    4.09%
  Due after one but within five years         5,000   4,984    3.77%    3,927   3,948    4.53%    1,291   1,360    5.52%
  Due after five but within ten years           999     999    5.26%    1,000   1,000    4.38%        -       -       -
                                           -----------------         -----------------         -----------------
    Total U.S. Treasury and agencies          5,999   5,983    4.01%    5,177   5,209    4.60%    2,683   2,758    4.78%
                                           -----------------         -----------------         -----------------

State and political subdivisions:
  Due within one year                           575     585    6.95%    1,081   1,111    7.64%    1,033   1,068    7.84%
  Due after one but within five years         4,872   5,100    6.79%    4,061   4,335    6.95%    4,939   5,328    7.37%
  Due after five but within ten years         1,932   1,995    6.11%    1,321   1,434    7.33%    1,268   1,391    7.78%
  Due after ten years                             -       -               270     297    8.01%        -       -       -
                                           -----------------         -----------------         -----------------
    Total state and political subdivisions
     (1)                                      7,379   7,680    6.62%    6,733   7,177    7.18%    7,240   7,787    7.51%
                                           -----------------         -----------------         -----------------

Corporate debt securities:
  Due within one year                          $250    $252    6.62%    1,088   1,112    5.47%        -       -       -
  Due after one but within five years         1,446   1,510    6.32%    2,713   2,878    5.43%    2,514   2,680    6.39%
                                           -----------------         -----------------         -----------------
    Total corporate notes                     1,696   1,762    6.37%    3,801   3,990    5.44%    2,514   2,680    6.39%
                                           -----------------         -----------------         -----------------

Mortgage backed securities                        -       -               451     469    3.82%      663     688    5.83%
Restricted equity securities                  1,020   1,020               999     999               832     832
                                           -----------------         -----------------         -----------------

      Total investment securities           $16,094 $16,445    4.45%  $17,161 $17,844    5.82%  $13,932 $14,745    6.65%
                                           =================         =================         =================

--------------

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

     The President or Chief Operating Officer has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President, the Chief Operating Officer and four senior loan officers. All loans above the lending limit up to Oregon Pacific Banking Co.'s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least four members of the Board of Directors. Oregon Pacific Banking Co.'s unsecured legal lending limit was $1,890,000 at December 31, 2004.

     Net outstanding loans, excluding loans held-for-sale, totaled $108.71 million at December 31, 2004, representing an increase of $25.98 million, or 31.41% compared to $82.72 million as of December 31, 2003. Loan commitments increased to $20.95 million as of December 31, 2004, representing an increase of $13.21 million from year-end 2003. Net outstanding loans, excluding loans held-for-sale, were $70.99 million at December 31, 2002.

     Oregon Pacific Banking Co.'s net loan portfolio, excluding loans held for sale, at December 31, 2004, includes loans secured by real estate (87.24% of total), commercial loans (10.86% of total), and consumer loans and overdraft accounts (2.93% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

     This table presents the composition of Oregon Pacific Banking Co.'s loan portfolio by collateral at the dates indicated:

                                     DECEMBER 31, 2004  DECEMBER 31, 2003   DECEMBER 31, 2002
                                     ----------------- ---------------------------------------
(dollars in thousands)                   $        %         $         %        $         %
                                     --------- ------- ----------- ------- ---------- -------
Real estate                           $95,724   87.24 %   $72,014   82.98 %  $61,319   80.35 %
Commercial                             11,916   10.86       8,538    9.84      7,169    9.39
Installment                             2,602    2.37       3,223    3.71      3,371    4.42
Other                                     614    0.56         697    0.80        763    1.00
Loans held-for-sale                     1,016    0.93       4,058    4.68      5,328    6.98
                                     --------- ------- ----------- ------- ---------- -------
     Total                            111,872  101.96      88,530  102.02     77,950  102.14

Less allowance for loan losses         (1,640)  (1.49)     (1,316)  (1.52)    (1,173)  (1.54)
Less deferred loan fees                  (509)  (0.46)       (434)  (0.50)      (461)  (0.60)
                                     --------- ------- ----------- ------- ---------- -------

Loans receivable, net                $109,723  100.00 %   $86,780  100.00 %  $76,316  100.00 %
                                     ========= ======= =========== ======= ========== =======

     The following table shows the maturities and sensitivity of Oregon Pacific Banking Co.'s loans to changes in interest rates at the dates indicated:

                                                   DECEMBER 31, 2004                       DECEMBER 31, 2003
                                       ----------------------------------------- --------------------------------------
                                                  DUE AFTER    DUE                          DUE AFTER   DUE
                                        DUE IN    ONE YEAR    AFTER               DUE IN    ONE YEAR   AFTER
                                       ONE YEAR   THROUGH      FIVE      TOTAL   ONE YEAR   THROUGH     FIVE    TOTAL
(dollars in thousands)                  OR LESS  FIVE YEARS   YEARS      LOANS    OR LESS  FIVE YEARS  YEARS    LOANS
                                       --------- ---------- ---------- --------- --------- ---------- -------- --------
LOAN CATEGORY

Real estate - mortgage
  (includes loans held-for-sale)         $1,504     $7,748    $17,660   $26,912      $641     $5,294  $15,366  $21,301
Real estate - construction                6,067      2,538      1,836    10,441     2,180      1,220        -    3,400
Real estate - other                       3,650      3,374     52,363    59,387     9,488      6,331   35,552   51,371
Installment                                 699      1,528        375     2,602       669      2,258      296    3,223
Commercial                                5,600      4,980      1,336    11,916     3,826      3,268    1,444    8,538
Other                                       122        492          -       614       477        220        -      697
                                       --------- ---------- ---------- --------- --------- ---------- -------- --------

Total loans by maturity                 $17,642    $20,660    $73,570  $111,872   $17,281    $18,591  $52,658  $88,530
                                       ========= ========== ========== ========= ========= ========== ======== ========

Loans with fixed interest rates                                          $9,785                                $16,019
Loans with variable interest rates                                      102,087                                 72,511
                                                                       ---------                               --------

                                                                       $111,872                                $88,530
                                                                       =========                               ========


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

     The following table shows Oregon Pacific Banking Co.'s loan loss experience for the periods indicated:

                            YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                  2004     2003     2002     2001     2000
                                                --------  -------  -------  -------  -------
(dollars in thousands)

Loans and loans held-for-sale at year-end.     $111,872  $88,530  $77,489  $56,930  $43,311
                                               ========= ======== =======  =======  =======

Average loans and loans held-for-sale          $ 98,475  $83,634  $65,386  $47,541  $42,410
                                               ========= ======== =======  =======  =======

Allowance for loan losses, beginning
  of year                                      $  1,316  $ 1,173  $   902  $ 1,018  $   998
                                               --------  -------  -------  -------  -------

Loans charged off:
  Commercial and other                              (31)     (31)      (6)    (148)     (26)
  Real estate                                         -        -        -        -       (9)
  Installment & open end                            (10)      (3)      (6)     (12)      (9)
                                               --------- -------- -------- -------- --------
         Total loans charged off                    (41)     (34)     (12)    (160)     (44)
                                               --------- -------- -------- -------- --------

Recoveries:
  Commercial and other                              720        -        -       38        1
  Real estate                                         -        -        -        -        -
  Installment                                         -        7        3        3        8
                                               --------- -------- -------- -------- --------
         Total recoveries                           720        7        3       41        9
                                               --------- -------- -------- -------- --------
Net recoveries (charge-offs)                        679      (27)      (9)    (119)     (35)
(Reduction of) provision for loan losses           (355)     170      280        3       55
                                               --------- -------- -------- -------- --------

Allowance for loan losses, at year-end         $  1,640  $ 1,316  $ 1,173  $   902  $ 1,018
                                               ========= ======== ======== ======== ========

Ratio of net loans charged off (recovered)
  to average loans outstanding                    -0.69  %  0.03  %  0.01  %  0.25  %  0.08 %

Ratio of allowance for loan losses to loans
  at year-end                                      1.47  %  1.49  %  1.51  %  1.58  %  2.35 %


     The adequacy of the allowance for loan losses should be measured in the context of several key ratios: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 2000, Oregon Pacific Banking Co.'s ratio of the allowance for loan losses to total loans has ranged from 1.47% to 2.35%. The amounts provided by these ratios have been sufficient to fund the Bank's charge-offs, which have not been historically significant, and to provide for potential losses based upon year-end analyses conducted by management. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 2000 through December 31, 2004, nonperforming loans to total loans have ranged from a low of 0.00% in 2003 to a high of 1.12%. The Bank's historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. For the years between December 31, 2000 and 2003, net charge-offs ranged from 0.01% to 0.25% of average loans while 2004 experienced a net recovery of 0.69%. Management believes the Bank's loan underwriting policies and its loan officers' knowledge of their customers are significant contributors to the Bank's success in limiting loan losses.

     During the year ended December 31, 2004, Oregon Pacific Banking Co. recognized $41,000 in loan losses and $720,000 in recoveries. Charge-offs recorded in 2004 were consistent with the Bank's historical loss experience.

     The following table presents information with respect to nonperforming loans and other assets:

                                                                 DECEMBER 31,
                                             ----------------------------------------------------
                                              2004       2003       2002       2001       2000
                                             --------  ---------  ---------  ---------  ---------
(dollars in thousands)

Nonperforming loans:
   Loans past due 90 days or more           $      -  $       -  $       -  $       -  $       -
   Nonaccrual loans                              113          -         60        350        485
   Restructured loans                              -          -          -          -          -
                                             --------  ---------  ---------  ---------  ---------
                                                 113          -         60        350        485
Other real estate owned                            -         10        117         85         37
                                             --------  ---------  ---------  ---------  ---------

                                            $    113  $      10  $     177  $     435  $     522
                                             ========  =========  =========  =========  =========

Allowance for loan losses                   $  1,640  $   1,316  $   1,173  $     902  $   1,018
Ratio of total nonperforming assets to
   total assets                                 0.09%      0.01%      0.17%      0.50%      0.73%
Ratio of total nonperforming loans to
   total loans                                  0.10%      0.00%      0.08%      0.61%      1.12%
Ratio of allowance for loan losses to
   total nonperforming assets                1451.33%  13160.00%    662.71%    207.49%    195.20%


     Oregon Pacific Banking Co. has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. There were $113,000 of loans on nonaccrual status at December 31, 2004, compared to no loans at December 31, 2003 and $60,000 at the end of 2002.

     At December 31, 2004, the Bank had no amount in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There was $10,000 in OREO at December 31, 2003, and $177,000 in 2002.

Deposits

     At December 31, 2004, total deposits were $111.06 million, an increase of $13.60 million or 13.95%, from total deposits of $97.46 million at December 31, 2003. Total deposits in 2003 increased by 10.11% from 2002. The increase in deposit accounts in 2004 has primarily been in business noninterest-bearing checking accounts and was largely a result of business deposits following new loans. The large growth in Bank deposits was the result of the new full service banking facilities opening in the new communities. Noninterest-bearing demand deposits continued to be a significant portion of Oregon Pacific Banking Co.'s deposit base. To the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve. Noninterest deposits for 2004 averaged 25.51% of total deposits, up from 21.40 % in 2003, and 23.27% in 2002.

     The following table sets forth the average balances of the Bank's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

                                       YEAR ENDED           YEAR ENDED          YEAR ENDED
                                    DECEMBER 31, 2004    DECEMBER 31, 2003   DECEMBER 31, 2002
                                    -----------------    -----------------   -----------------
                                     AVERAGE  AVERAGE    AVERAGE  AVERAGE    AVERAGE  AVERAGE
                                     BALANCE   RATE      BALANCE    RATE     BALANCE    RATE
                                    --------- -------    -------- --------   -------- --------
(dollars in thousands)

Interest-bearing checking and
   savings accounts                  $60,092    0.78 %   $54,546     1.21 %  $38,104     1.76 %
Time deposits                         20,851    2.16      21,287     2.53     20,489     3.36
                                    --------- -------    -------- --------   -------- --------
     Total interest-bearing
       deposits                       80,943    1.48      75,833     1.58     58,593     2.32
                                              -------             --------            --------

     Total noninterest-bearing
       deposits                       27,716              20,652              17,769
                                    ---------            --------            --------

     Total interest and non-
       interest-bearing
       deposits                     $108,659    0.84 %   $96,485     1.24 %  $76,362     1.78 %
                                    =========            ========            ========


     Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2004, total interest-bearing deposit accounts were $84.47 million, an increase of $9.00 million, or 11.92%, from December 31, 2003. Interest-bearing demand accounts increased $5.47 million, or 7.81%, from December 31, 2002 to 2003. Management believes deposits will continue to grow as the permanent facilities opened in Coos Bay in December 2003 and Roseburg in January 2004.

     Certificates of deposit are another interest-bearing deposit with a stated maturity typically at higher interest rates. At December 31, 2004, time certificates of deposit in excess of $100,000 totaled $10.07 million, or 9.07% of total outstanding deposits, compared to $7.10 million, or 7.29%, of total outstanding deposits at December 31, 2003, and $7.63 million, or 8.62%, of total outstanding deposits at December 31, 2002.

     The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2004:

   2005                                              $  17,388
   2006                                                  1,372
   2007                                                  1,343
   2008                                                    954
   2009                                                  1,860
                                                     ---------
                                                     $  22,917
                                                     =========

     The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2004:

   (dollars in thousands)

   Dues in less than 3 months                        $   3,277
   Dues in more than 3 and less than 6 months            1,945
   Due in more than 6 and less than 12 months            2,204
   Due in more than 12 months                            2,646
                                                      ---------
                                                     $  10,072
                                                      =========

Other Borrowings

     The following table sets forth certain information with respect to the Bank's Federal Home Loan Bank of Seattle borrowings:

                                  DECEMBER 31,
                                                   ----------------------------
(dollars in thousands)                                2004      2003      2002
                                                   --------  --------  --------

Amount outstanding at year-end                     $11,868    $7,923    $8,853

Weighted average interest rate at year-end            3.96%     3.87%     4.03%

Maximum amount outstanding at any month-end
   during the year                                 $11,891    $8,815    $9,340

Daily average amount outstanding during the year   $10,230    $8,501    $8,161

Weighted average interest rate during the period      3.81%     4.03%     4.23%

Stockholders' Equity

     Consolidated stockholders' equity at December 31, 2004 was $8.89 million, an increase of $257,000 from December 31, 2003. 2004 equity was increased by earnings of $1.07 million for the year less cash dividends paid to shareholders of $266,000. At year-end 2004, net unrealized gains on investment securities available-for-sale were $211,000 down about half from year-end 2003. In September 2004, the Bank approved a stock repurchase plan to provide an additional vehicle for liquidity of outstanding shares and to retire excess capital in order to improve future returns on equity. Up to $500,000 of repurchases were authorized. As of December 31, 2004, the Company had repurchased 46,275 shares of stock under this plan, at a total cost of $345,000 and an average price of $7.45 per share. The Company records the repurchased shares as authorized but unissued stock.

Liquidity

         Oregon Pacific Banking Co. has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale. At December 31, 2004, these liquid assets totaled $21.66 million or 15.67% of total assets as compared to $30.58 million or 25.34% of total assets at December 31, 2003. Other sources of liquidity are the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, national deposits, and brokered deposits.

         The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1.07 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

         At December 31, 2004, the Bank had outstanding commitments to make loans of $20.95 million. Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan customers. Many of these outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that the Bank's sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

         The Bank was in compliance with the regulatory requirements for well-capitalized institutions at December 31, 2004 and December 31, 2003. The following reflects the Bank's various capital ratios compared to regulatory minimums for capital adequacy purposes:

                                    AT              AT
                               DECEMBER 31,    DECEMBER 31,      REGULATORY
                                   2004            2003            MINIMUM
                               -------------   -------------    -------------

Tier 1 capital                         10.5%           12.6%             4.0%
Total risk-based capital               11.8%           13.9%             8.0%
Leverage ratio                          8.9%           10.2%             4.0%


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

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company manages capital to maintain adequate capital ratios and levels in accordance with external regulations and capital guidelines established by the Board of Directors.

Factors That May Affect Future Results of Operations

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

         2. Changes in Market Interest Rates. While the Company actively manages its exposure to changes in interest rates, volatile interest rates and/or changes in the shape of the yield curve could have a meaningful impact on net income. Many assets and liabilities of the Bank have embedded options, which add another layer of complexity in its interest rate risk practices.

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

         6. Credit Risk. If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Off-Balance Sheet Arrangements

         In the normal course of business, the Bank utilizes financial instruments with off-balance sheet risk to meet the financing needs of its customers including loan commitments to extend credit, checking lines of credit, commercial letters of credit, and standby letters of credit.

         The table below sets forth the distribution of the Bank's contingent liabilities by off-balance sheet type:

                                                              December 31,
                                             -----------------------------------------------
(dollars in thousands)                           2004            2003              2002
                                             -------------   --------------    -------------

Commitments to extend credit                      $19,777           $7,230           $9,851
Undisbursed checking lines of credit                  476              465              354
Commercial and standby letters of credit              699               50               50
                                             -------------   --------------    -------------

                 Total                            $20,952           $7,745          $10,255
                                             =============   ==============    =============

Contractual Obligations

         The Company's contractual obligations include notes to the Federal Home Loan Bank, Trust Preferred Securities, operating leases, and deferred compensation plans. Detailed below is a schedule of contractual obligations by maturity and/or payment due:

                                                          Payment due by Period
                                             Less than                            More than  Unspecified
(dollars in thousands)             Total      1 year     1-3 years   3-5 years     5 years    maturity
                                 ---------  -----------  ---------  -----------   ---------  -----------
Long-term debt obligations
   Federal Home Loan Bank notes   $11,868       $5,400     $2,400       $3,600        $468           $-
   Trust Preferred Securities (1)   4,000            -          -            -       4,000            -
Operating lease obligations           528          164        286           61          17            -
Other long term liabilities (2)     1,433            -        330            -           -        1,103
                                 ---------  -----------  ---------  -----------   ---------  -----------

     Total                        $17,829       $5,564     $3,016       $3,661      $4,485       $1,103
                                 =========  ===========  =========  ===========   =========  ===========

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

         The Bank analyzes its interest rate risk by simulation modeling. The Bank's sensitivity to gains or losses in future earnings due to hypothetical immediate decreases or increases in interest rates is as follows:

                    INCREASE OR                            % CHANGE
                   (DECREASE IN)                            IN NET
                  INTEREST RATES                            INCOME
                  --------------                            ------
                        2.0%                                20.68%
                        1.0%                                 9.15%
                       -1.0%                               -11.66%
                       -2.0%                               -24.36%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Oregon Pacific Bancorp and Subsidiaries


We have audited the accompanying consolidated balance sheets of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Oregon Pacific Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


MOSS ADAMS LLP

Los Angeles, California
February 11, 2005

                            OREGON PACIFIC BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                              December 31,
                                                                   -----------------------------------
                                                                        2004                2003
                                                                   ----------------    ---------------
ASSETS
  Cash and cash equivalents                                             $4,341,385         $4,916,985
  Interest-bearing deposits in banks                                       873,806          4,764,248
  Available-for-sale securities, at fair value                          15,424,419         16,845,288
  Restricted equity securities                                           1,020,100            999,100
  Loans held-for-sale                                                    1,016,087          4,057,664
  Loans, net of allowance for loan losses and unearned income          108,707,038         82,722,328
  Premises and equipment, net of depreciation and amortization           5,188,594          4,836,896
  Other real estate owned                                                        -              9,746
  Accrued interest and other assets                                      1,677,458          1,524,037
                                                                   ----------------    ---------------

TOTAL ASSETS                                                          $138,248,887       $120,676,292
                                                                   ================    ===============

LIABILITIES
  Deposits:
     Demand deposits                                                   $26,591,202        $21,990,360
     Interest-bearing demand deposits                                   42,189,535         39,165,421
     Savings deposits                                                   19,362,923         16,207,129
     Time certificate accounts:
        $100,000 or more                                                10,072,427          7,102,978
        Other time certificate accounts                                 12,844,634         12,998,516
                                                                   ----------------    ---------------

           Total deposits                                              111,060,721         97,464,404

  Federal Home Loan Bank borrowings                                     11,867,806          7,922,806
  Floating rate Junior Subordinated Deferrable Interest
     Debentures (Trust Preferred Securities)                             4,124,000          4,000,000
  Deferred compensation liability                                        1,102,953            884,235
  Accrued interest and other liabilities                                 1,201,110          1,769,289
                                                                   ----------------    ---------------

           Total liabilities                                           129,356,590        112,040,734
                                                                   ----------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
  Common stock, no par and $.44 par value, respectively,
     10,000,000 shares authorized; 2,148,616 and 2,173,592
     issued and outstanding at December 31, 2004
     and 2003, respectively                                              4,698,162          4,894,536
  Undivided profits                                                      3,983,420          3,331,170
  Accumulated other comprehensive income, net of tax                       210,715            409,852
                                                                   ----------------    ---------------

           Total stockholders' equity                                    8,892,297          8,635,558
                                                                   ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $138,248,887       $120,676,292
                                                                   ================    ===============


                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                     -----------------------------------
                                                         2004        2003        2002
                                                     ----------- ----------- -----------
INTEREST INCOME
   Interest and fees on loans                        $7,159,182  $6,367,365  $5,436,283
   Interest on investment securities:
      U.S. Treasury and agencies                        223,111     155,220     209,361
      State and political subdivisions                  327,607     361,704     425,535
      Corporate and other investments                   177,701     207,586     291,265
   Interest on deposits in banks                        106,310      63,408      83,584
                                                     ----------- ----------- -----------

         Total interest income                        7,993,911   7,155,283   6,446,028
                                                     ----------- ----------- -----------

INTEREST EXPENSE
   Interest-bearing demand deposits                     358,631     515,407     477,712
   Savings deposits                                     108,002     142,778     192,471
   Time deposits                                        449,982     539,300     688,852
   Other borrowings                                     567,380     356,883     346,920
                                                     ----------- ----------- -----------

         Total interest expense                       1,483,995   1,554,368   1,705,955
                                                     ----------- ----------- -----------

         Net interest income before (reduction of)
            provision for loan losses                 6,509,916   5,600,915   4,740,073

(REDUCTION OF) PROVISION FOR LOAN LOSSES               (355,000)    170,000     280,100
                                                     ----------- ----------- -----------

         Net interest income after (reduction of)
            provision for loan losses                 6,864,916   5,430,915   4,459,973
                                                     ----------- ----------- -----------

NONINTEREST INCOME
   Mortgage loan sales and servicing fees               745,834   1,266,307   1,029,673
   Service charges and fees                             809,234     494,144     384,276
   Trust fee income                                     539,393     441,848     373,092
   Investment sales commissions                         119,385     157,250     186,646
   Other income                                         193,430      89,752      87,898
                                                     ----------- ----------- -----------

         Total noninterest income                     2,407,276   2,449,301   2,061,585
                                                     ----------- ----------- -----------

NONINTEREST EXPENSE
   Salaries and benefits                              4,659,614   4,193,289   3,450,825
   Occupancy                                            833,607     627,582     529,761
   Outside services                                     588,305     621,809     412,569
   Supplies                                             198,601     183,675     184,177
   Loan and collection expense                          111,678     136,907     149,663
   Securities and trust department expenses             146,114     130,153     176,337
   Advertising                                          144,073     116,805     111,525
   Postage and freight                                   97,553      99,132      76,974
   Other expenses                                       908,843     431,698     355,857
                                                     ----------- ----------- -----------

            Total noninterest expense                 7,688,388   6,541,050   5,447,688
                                                     ----------- ----------- -----------

                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                     -----------------------------------
                                                           2004        2003        2002
                                                     ----------- ----------- -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             $1,583,804  $1,339,166  $1,073,870

PROVISION FOR INCOME TAXES                              517,084     377,327     252,061
                                                     ----------- ----------- -----------

NET INCOME                                            1,066,720     961,839     821,809
                                                     ----------- ----------- -----------

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized (loss) gain on available-for-sale
      securities, net of tax                           (199,137)    (78,512)    210,677
                                                     ----------- ----------- -----------

            Total other comprehensive (loss) income    (199,137)    (78,512)    210,677
                                                     ----------- ----------- -----------

COMPREHENSIVE INCOME                                   $867,583    $883,327  $1,032,486
                                                     =========== =========== ===========

BASIC EARNINGS PER SHARE OF COMMON
   AND COMMON EQUIVALENT SHARE                            $0.49       $0.45       $0.39
                                                     =========== =========== ===========

DILUTED EARNINGS PER SHARE OF COMMON
   AND COMMON EQUIVALENT SHARE                            $0.49       $0.45       $0.39
                                                     =========== =========== ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                  OREGON PACIFIC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                Common Stock                                  Other         Total
                                           ----------------------              Undivided  Comprehensive Stockholders'
                                             Shares     Amount      Surplus     Profits   Income (Loss)    Equity
                                           ---------- ----------- ----------- ----------- ------------- -------------

BALANCE, December 31, 2001                 2,112,493    $929,497  $3,609,063  $2,295,068      $277,687    $7,111,315

Cash dividends paid                                -           -           -    (250,879)            -      (250,879)

Dividends reinvested in stock                 22,751      10,010     120,956    (130,966)            -             -

Net income and comprehensive income                -           -           -     821,809       210,677     1,032,486
                                           ---------- ----------- ----------- ----------- ------------- -------------

BALANCE, December 31, 2002                 2,135,244     939,507   3,730,019   2,735,032       488,364     7,892,922

Change in capitaliztion as a result
   of holding company formation                    -   3,730,019  (3,730,019)          -             -             -

Exercise of stock options                     20,000     100,000           -           -             -       100,000

Cash dividends paid                                -           -           -    (240,691)            -      (240,691)

Dividends reinvested in stock                 18,348     125,010           -    (125,010)            -             -

Net income and comprehensive income                -           -           -     961,839       (78,512)      883,327
                                           ---------- ----------- ----------- ----------- ------------- -------------

BALANCE, December 31, 2003                 2,173,592   4,894,536           -   3,331,170       409,852     8,635,558

Shares acquired in stock repurchase plan     (46,275)   (344,714)          -           -             -      (344,714)

Cash dividends paid                                -           -           -    (266,130)            -      (266,130)

Dividends reinvested in stock                 21,299     148,340           -    (148,340)            -             -

Net income and comprehensive income                -           -           -   1,066,720      (199,137)      867,583
                                           ---------- ----------- ----------- ----------- ------------- -------------

BALANCE, December 31, 2004                 2,148,616  $4,698,162          $-  $3,983,420      $210,715    $8,892,297
                                           ========== =========== =========== =========== ============= =============

                     The accompanying notes are an integral
                       part of these financial statements.


                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                         --------------------------------------------
                                                                              2004            2003           2002
                                                                         -------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $1,066,720        $961,839       $821,809
  Adjustments to reconcile net income to net cash
         from operating activities:
     Depreciation and amortization                                            474,808         345,959        319,154
     (Reduction of) provision for loan losses                                (355,000)        170,000        280,100
     Deferred income taxes                                                    129,260          38,405        (31,838)
     Statutory write-down of other real estate owned                                -             513              -
     Federal Home Loan Bank stock dividends                                   (21,000)        (39,200)       (44,250)
     Net realized gains on available-for-sale securities                            -               -        (51,340)
     Proceeds from sales of mortgage loans held- for-sale                  31,268,282      49,022,302     39,468,407
     Production of mortgage loans held-for-sale                           (28,226,705)    (47,752,305)   (41,887,025)
     (Gain) loss on dispositions of premises, equipment,
         and other real estate owned                                          (63,887)          2,286         (4,864)
     Net decrease in trading securities                                             -               -      3,276,527
     Net decrease (increase) in accrued interest and other assets             103,337        (386,004)      (104,198)
     Net (decrease) increase in accrued interest and other liabilities       (478,721)        894,109        503,511
                                                                         -------------    ------------   ------------

          Net cash from operating activities                                3,897,094       3,257,904      2,545,993
                                                                         -------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of available-for-sale securities                              -               -        369,301
  Proceeds from maturities and calls of available-for-sale
     securities                                                             9,456,636       7,008,805      7,972,948
  Purchases of available-for-sale securities                               (8,399,994)    (10,127,756)    (3,446,048)
  Proceeds from sales of restricted equity securities                               -               -            450
  Purchases of restricted equity securities                                         -        (128,150)             -
  Net decrease (increase) in interest-bearing deposits
     in banks                                                               3,890,442       3,314,262     (4,998,510)
  Net increase in loans                                                   (25,681,968)    (11,903,676)   (18,547,932)
  Purchases of premises and equipment                                        (831,801)     (2,416,017)    (1,282,144)
  Proceeds from sales of premises, equipment, and
     other real estate owned                                                  163,518         146,442         98,662
                                                                         -------------    ------------   ------------

          Net cash from investing activities                              (21,403,167)    (14,106,090)   (19,833,273)
                                                                         -------------    ------------   ------------

                     The accompanying notes are an integral
                       part of these financial statements.

                                       45

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                         --------------------------------------------
                                                                              2004            2003           2002
                                                                         -------------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings deposit
     accounts                                                             $10,780,750     $10,103,526    $18,394,804
  Net increase (decrease) in time deposits                                  2,815,567      (1,154,173)    (2,196,549)
  Proceeds from Federal Home Loan Bank borrowings                           4,000,000         550,000      4,000,000
  Repayments of Federal Home Loan Bank borrowings                             (55,000)     (1,479,694)    (1,050,000)
  Proceeds from issuance of subordinated debentures                                 -       4,000,000              -
  Cash dividends paid                                                        (266,130)       (240,691)      (250,879)
  Shares issued at exercise of stock options                                        -         100,000              -
  Shares acquired in stock repurchase plan                                   (344,714)              -              -
                                                                         -------------    ------------   ------------

          Net cash from financing activities                               16,930,473      11,878,968     18,897,376
                                                                         -------------    ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (575,600)      1,030,782      1,610,096

CASH AND CASH EQUIVALENTS, beginning of year                                4,916,985       3,886,203      2,276,107
                                                                         -------------    ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                                     $4,341,385      $4,916,985     $3,886,203
                                                                         =============    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
  Cash paid for interest                                                   $1,472,923      $1,574,065     $1,742,676
                                                                         =============    ============   ============
  Cash paid for income taxes                                                 $222,719        $333,645       $200,270
                                                                         =============    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
  Stock dividends reinvested                                                 $148,340        $125,010       $130,966
                                                                         =============    ============   ============
  Unrealized gain (loss) on available-for-sale
     securities, net of tax                                                 $(199,137)       $(78,512)      $210,677
                                                                         =============    ============   ============
  Transfer of loans to other real estate owned                               $(52,258)             $-      $(122,710)
                                                                         =============    ============   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Oregon Pacific Bancorp ("Bancorp") was incorporated on January 1, 2003 and became the holding company of Oregon Pacific Banking Co. (the "Bank") effective January 1, 2003. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank's customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2003, Bancorp formed Oregon Pacific Statutory Trust I (the "Trust"), a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The Bank and Bancorp are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Bancorp and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management's estimates and assumptions - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses, other real estate owned, and mortgage servicing assets. Actual results could differ significantly from those estimates.

Cash and cash equivalents - Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. As of December 31, 2004 and 2003, the Bank had reserve requirements to be maintained at the Federal Reserve Bank of $588,000 and $1,067,000, respectively. Total clearing balance requirements at December 31, 2004 and 2003, were $400,000.

Investment securities - The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as "trading," "available-for-sale," or "held-to-maturity." Accordingly, management has determined that all investment securities held at December 31, 2004 and 2003 are available-for-sale.

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Securities classified as available-for-sale may be sold in response to such factors as (1) changes in market interest rates and related changes in the security's prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of equity until realized. Fair values for investment securities are based on quoted market prices.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (continued)

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date.

Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance established by charges to income. All loans are sold without recourse.

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

Loans, net of allowance for loan losses and deferred loan fees - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price, or the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of interest is doubtful. When interest accruals are discontinued, all unpaid accrued interest is reversed against current period income. Interest income is subsequently recognized only to the extent cash payments are received.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of related loans.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

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

Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gain and losses on securities available for sale, which are also recognized as a separate component of stockholders' equity.

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

Stock options - The Bank measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company's stock price and the option price at the grant date. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Bancorp's stock at the date of each grant. Had compensation cost for the Bank's 2004, 2003, and 2002 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for December 31 would approximate the pro forma amounts below.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES - (continued)


                                            2004               2003               2002
                                       ----------------   ----------------   ----------------

  Net income, as reported                   $1,066,720           $961,839           $821,809
  Less total stock-based
    employee compensation expense
    determined under the fair value-
    based method for all awards,
    net of related tax effects                    (791)              (307)              (484)
                                       ----------------   ----------------   ----------------

  Pro forma net income                      $1,065,929           $961,532           $821,325
                                       ================   ================   ================

  Basic earnings per common share:
    As reported                                  $0.49              $0.45              $0.39
    Pro forma                                    $0.49              $0.45              $0.39

  Diluted earnings per common
         share:
    As reported                                  $0.49              $0.45              $0.39
    Pro forma                                    $0.49              $0.45              $0.39


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:


                                            2004               2003               2002
                                       ----------------   ----------------   ----------------

  Dividend yield                                  2.65%              3.06%              0.05%
  Expected life (years)                            7.5                7.5                  7
  Expected volatility                            14.39%             19.72%              0.01%
  Risk-free rate                                  3.93%              3.75%      4.84% - 5.04%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Recently issued accounting standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R) "Share-Based Payment". This statement replaces existing requirements under SFAS No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, Bancorp does not believe the impact on earnings to

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES - (continued)

be to great extent different than what has historically been reported as the pro forma income in Note 1. The impact to operating and financing cash flows is not considered to be material to the financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor's estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. At this time there is no effect to Bancorp, however, Bancorp would need to make consideration for this if it entered into an acquisition.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, Bancorp has adopted the provisions of this consensus as of December 31, 2003 and the result did not have an impact on the Bancorp's statement of financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a "Small Business Issuer", Bancorp was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES - (continued)

securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. As a result of adoption of FIN 46R, Bancorp could no longer consolidate Oregon Pacific Statutory Trust I within its financial statements and had to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004. Management does not anticipate adoption of the Interpretation will have further effects on the financial condition or results of operations of Bancorp.

Reclassifications - Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to current year presentations.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities are as follows:

                                                                        Gross
                                                                      Unrealized
                                                             Gross      Losses    Estimated
                                               Amortized   Unrealized Less than      Fair
                                                  Cost       Gains    12 Months     Value
                                              ------------ ---------- ---------- ------------
December 31, 2004:

U.S. Treasury and agencies                     $5,999,145         $-   $(16,296)  $5,982,849
State and political subdivisions                7,481,028    304,683     (1,562)   7,784,149
Corporate notes                                 1,593,054     64,367               1,657,421
                                              ------------ ---------- ---------- ------------

                                              $15,073,227   $369,050   $(17,858) $15,424,419
                                              ============ ========== ========== ============

December 31, 2003:

U.S. Treasury and agencies                     $5,176,837    $50,796   $(18,960)  $5,208,673
State and political subdivisions                6,732,875    445,759     (1,119)   7,177,515
Corporate notes                                 3,800,903    189,475          -    3,990,378
Mortgage-backed securities                        451,586     17,136          -      468,722
                                              ------------ ---------- ---------- ------------

                                              $16,162,201   $703,166   $(20,079) $16,845,288
                                              ============ ========== ========== ============

The investment securities shown above currently have fair values less than amortized costs and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry-specific event. There are seven investment securities with unrealized losses. The Bank anticipates full recovery of amortized costs with respect to these securities, at maturity or sooner in the event of a more favorable market interest rate environment.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES - (continued)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Available-for-Sale
                                                              Securities
                                                 -------------------------------------
                                                                        Estimated
                                                    Amortized             Market
                                                       Cost               Value
                                                 ----------------   ------------------

      Due in one year or less                           $824,207             $836,092
      Due after one year through three years           5,852,578            5,995,632
      Due after three years through five years         4,934,998            5,019,672
      Due after five years through ten years           2,804,309            2,896,114
      Thereafter                                         657,135              676,909
                                                 ----------------   ------------------

                                                     $15,073,227          $15,424,419
                                                 ================   ==================


At December 31, 2004 and 2003, investment securities with an amortized cost of $5,237,766 and $5,298,211 and market values of $5,292,864 and $5,576,323, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $1,020,100 and $999,100 at December 31, 2004 and 2003, respectively.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

                                                                  2004                2003
                                                           ----------------   ------------------

      Real estate                                              $16,821,917          $14,660,603
      Commercial                                                87,338,080           63,422,739
      Installment                                                6,644,550            6,352,442
      Overdrafts                                                    51,564               36,717
                                                           ----------------   ------------------

                                                               110,856,111           84,472,501
      Less allowance for loan losses                            (1,640,060)          (1,315,955)
      Less deferred loan fees                                     (509,013)            (434,218)
                                                           ----------------   ------------------

              Loans, net of allowance and for loan
                   losses and unearned income                 $108,707,038          $82,722,328
                                                           ================   ==================

The following is an analysis of the changes in the allowance for loan losses:

                                            2004               2003                2002
                                       ----------------   ----------------   -----------------

      BALANCE, beginning of year            $1,315,955         $1,173,025            $902,104
      (Reduction of) provision
       for loan losses                        (355,000)           170,000             280,100
      Loans charged off                        (40,995)           (33,765)            (12,620)
      Loan recoveries                          720,100              6,695               3,441
                                       ----------------   ----------------   -----------------

      BALANCE, end of year                  $1,640,060         $1,315,955          $1,173,025
                                       ================   ================   =================

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2004 and 2003 were $93,997,964 and $89,318,728, respectively.

A substantial portion of the Bank's loans are collateralized by real estate in the geographic areas it serves and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 2004 and 2003, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled $5,778,115 and $2,021,044, respectively.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES - (continued)

Impaired loans having recorded investments of $112,706 at December 31, 2004 have been recognized. There were no impaired loans having recorded investments at December 31, 2003. The average recorded investment in impaired loans during 2004 and 2003 was $55,033 and $29,876, respectively. The total allowance for loan losses allocated to these loans was $56,353 at December 31, 2004. There was no allowance for loan losses allocated to these loans at December 31, 2003. Interest income recognized for cash payments received on impaired loans in 2004, 2003, and 2002 was not material to the consolidated financial statements. In addition, no loans past due 90 days or more were still accruing interest at December 31, 2004 and 2003.


NOTE 4 - LOAN SERVICING

The Bank's recorded investment in mortgage servicing assets (MSA) totaled $811,436 and $809,591 at December 31, 2004 and 2003, respectively; mortgage servicing rights of $223,148 and $479,973 were capitalized in 2004 and 2003, respectively. Amortization of the MSA totaled $221,951, $278,537, and $182,495 for the years ended December 31, 2004, 2003, and 2002, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                 2004               2003
                                                           ----------------   ----------------

      Land                                                      $1,172,314         $1,080,116
      Building and improvements                                  3,683,206          3,490,124
      Furniture and equipment                                    3,058,956          2,563,333
      Leasehold improvements                                       125,834            161,344
                                                           ----------------   ----------------

                                                                 8,040,310          7,294,917
      Less accumulated depreciation and
         amortization                                           (2,851,716)        (2,458,021)
                                                           ----------------   ----------------

              Premises and equipment, net of accumulated
                   depreciation and amortization                $5,188,594         $4,836,896
                                                           ================   ================

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $442,477, $290,092, and $290,999, respectively.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - TIME CERTIFICATES

Time certificates of deposit of $100,000 and over aggregated $10,072,427 and $7,102,978 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities for time deposits is as follows:

      Year ending December 31,   2005                     $17,386,389
                                 2006                       1,372,057
                                 2007                       1,343,145
                                 2008                         955,154
                                 2009                       1,860,316
                                                 ---------------------

                                                          $22,917,061
                                                 =====================

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

Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2004 and 2003.

FHLB promissory notes outstanding at December 31, 2004 and 2003 were $11,867,806 and $7,922,806, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK
            BORROWINGS - (continued)

The following summarizes the Bank's outstanding obligation and repayment terms to the FHLB as of December 31, 2004:

                                                             Range of
                                                             Interest
                                                              Rates              Amount
                                                         ----------------   ----------------
      Years ending December 31,  2005                        2.54 - 7.77%        $5,400,000
                                 2006                        3.09 - 5.07%         2,400,000
                                 2007                        3.64 - 5.38%         2,600,000
                                 2008                                  -                  -
                                 2009                               3.13%         1,000,000
                                Thereafter                          3.27%           467,806
                                                                            ----------------

                                                                                $11,867,806
                                                                            ================

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

                                              2004               2003               2002
                                       ----------------   ----------------   ----------------
      Current expense:
         Federal                              $309,676           $259,462           $211,456
         State                                  78,148             79,460             72,443
                                       ----------------   ----------------   ----------------

                                               387,824            338,922            283,899
                                       ----------------   ----------------   ----------------

      Deferred expense
       (benefit):
         Federal                               107,158             31,839            (26,394)
         State                                  22,102              6,566             (5,444)
                                       ----------------   ----------------   ----------------

                                               129,260             38,405            (31,838)
                                       ----------------   ----------------   ----------------

         Provision for income taxes           $517,084           $377,327           $252,061
                                       ================   ================   ================

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (continued)

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the provision for loan losses, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

                                                        2004           2003           2002
                                                    ------------   ------------   ------------
  Accounting provision for loan
      losses less than (in excess of)
      provision for income taxes                      $(137,029)       $43,853        $93,756
  Accounting depreciation (less than)
      in excess of tax depreciation                     (81,276)       (60,237)       (20,069)
  Deferred compensation                                  89,609         78,245         50,688
  Federal Home Loan Bank stock
      dividends                                          (8,139)       (15,160)       (15,924)
  Mortgage servicing rights                                (712)       (78,400)       (84,984)
  Vacation accrual                                            -              -          2,316
  Loans held-for-sale                                     7,955         (6,815)         6,815
  Other differences                                         332            109           (760)
                                                    ------------   ------------   ------------

           Net deferred income taxes                  $(129,260)      $(38,405)       $31,838
                                                    ============   ============   ============

The provision for income taxes differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (continued)

The net deferred tax assets in the accompanying consolidated balance sheets include the following components:

                                                                2004               2003
                                                           ----------------   ----------------

      Deferred tax assets:
         Allowance for loan losses                                $252,236           $389,265
         Deferred compensation                                     474,829            385,220
         Vacation accrual                                           17,756             17,756
         Loans held-for-sale                                         7,955                  -
         Other                                                         530                198
                                                           ----------------   ----------------

                                                                   753,306            792,439
                                                           ----------------   ----------------

      Deferred tax liabilities:
         Mortgage servicing rights                                (313,214)          (312,502)
         Accumulated depreciation                                 (228,927)          (147,651)
         Federal Home Loan Bank stock dividends                   (134,204)          (126,065)
                                                           ----------------   ----------------

                                                                  (676,345)          (586,218)
                                                           ----------------   ----------------

               Net deferred tax assets                             $76,961           $206,221
                                                           ================   ================


Management believes, based upon the Bank's historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                              2004               2003               2002
                                       ----------------   ----------------   ----------------
      Federal income taxes at
         statutory rate                       $538,493           $455,316           $365,116
      State income tax expense, net
         of federal income tax benefit          68,991             58,334             46,778
      Effect of nontaxable interest
         income                               (100,321)          (120,196)          (152,953)
      Other                                      9,921            (16,127)            (6,880)
                                       ----------------   ----------------   ----------------

                                              $517,084           $377,327           $252,061
                                       ================   ================   ================

      Effective tax rate                            33%                28%                23%
                                       ================   ================   ================

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 2004, were as follows:

    Commitments to extend credit                          $20,252,457
    Commercial and standby letters of credit                  699,500
                                                          ------------

                                                          $20,951,957
                                                          ============

Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that it has previously purchased and require the seller to repurchase the loan in the event of fraud or material misstatement of fact in the loan application.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2004. The Bank's loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limit, which is generally 15% of aggregate common stock and surplus.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank's financial instruments:

                                                2004                         2003
                                    ----------------------------- ---------------------------
                                       Carrying         Fair        Carrying        Fair
                                        Amount         Value         Amount         Value
                                    -------------- -------------- ------------- -------------
   Financial assets:
      Cash and cash equivalents        $4,341,385     $4,341,385    $4,916,985    $4,916,985
      Interest-bearing deposits
         in banks                        $873,806       $873,806    $4,764,248    $4,764,248
      Available-for-sale securities   $15,424,419    $15,424,419   $16,845,288   $16,845,288
      Restricted equity securities     $1,020,100     $1,020,100      $999,100      $999,100
      Loans held-for-sale              $1,016,087     $1,036,696    $4,057,664    $4,057,664
      Loans, net of allowance for
         loan losses and unearned
         income                      $108,707,038   $108,429,539   $82,722,328   $83,147,626
      Accrued interest receivable        $360,607       $360,607      $359,835      $359,835

   Financial liabilities:
      Demand deposits, interest-
         bearing demand deposits,
         and savings deposits         $88,143,660    $88,143,660   $77,362,910   $77,362,910
      Time certificate accounts       $22,917,061    $22,909,661   $20,101,494   $20,270,704
      Federal Home Loan Bank
         borrowings                   $11,867,806    $11,703,973    $7,922,806    $7,922,806
      Accrued interest payable            $66,036        $66,036       $58,254       $58,254

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2004 and 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004 and 2003 should not necessarily be considered to apply at subsequent dates.

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

      Years ending December 31,  2005                               $164,824
                                 2006                                164,824
                                 2007                                437,770
                                 2008                                 33,281
                                 2009                                 27,761
                                Thereafter                            17,351
                                                             ----------------

                                                                    $845,811
                                                             ================


Total rental expense was $168,224, $184,205, and $104,567 in 2004, 2003, and
2002, respectively.

Legal contingencies - In the ordinary course of business, the Bank is a party to various debtor-creditor legal actions, none of which individually or in the aggregate, are presently material to the Bank's business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors' rights in bankruptcy proceedings.

Bancorp is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it, other than as follows: The Bank has filed a lawsuit against an insurer, BancInsure, Inc., arising from a policy coverage dispute, specifically, the insurer's refusal to afford coverage for amounts paid by the Bank to settle claims filed by a former employee.

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

The following table summarizes stock option transactions in 2004, 2003, and 2002:

                                                                                                   Weighted
                                                              Weighted           Weighted          Average
                                                               Average            Average        Contractual
                                            Shares          Option Price        Fair Value       Life (Years)
                                       ----------------   ----------------   ----------------   -------------
   Stock options outstanding at
      December 31, 2001                         41,514              $5.30
   Stock options cancelled in 2002              (5,195)             $4.81
                                       ----------------

   Stock options outstanding at
      December 31, 2002                         36,319              $5.30
   Stock options granted in 2003                 4,863              $6.17              $1.15              10
                                                                             ================   =============
   Stock options exercised in 2003             (20,000)             $5.00
   Stock options cancelled in 2003             (11,585)             $6.04
                                       ----------------

   Stock options outstanding at
      December 31, 2003                          9,597              $5.94
   Stock options granted in 2004                 1,351              $7.40              $1.29              10
                                                                             ================   =============
   Stock options cancelled in 2004              (1,250)             $8.00
                                       ----------------

   Stock options outstanding at
      December 31, 2004                          9,698              $5.70
                                       ================

At December 31, 2004 and 2003, no stock options were exercisable. At December 31, 2002, 20,000 stock options were exercisable at a weighted average price of $5 per share.

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria has been met. Contributions to the plan totaled $75,969, $77,405, and $50,926 during 2004, 2003, and 2002, respectively.

The Bank has also established a nonqualified deferred compensation and an incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2004, 2003, and 2002, the Bank recorded expenses of $94,212, $91,845, and $73,437, respectively, to fund the program.

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

                                               Income           Shares         Per Share
                                            (Numerator)     (Denominator)        Amount
                                           --------------  ----------------  --------------
                  2004
------------------------------------------

Basic earnings per common share:
  Income available to common
     stockholders                             $1,066,720         2,178,531           $0.49
                                                                             ==============
Effect of dilutive securities:
  Outstanding common stock options                                   2,078
                                           --------------  ----------------

       Income available to common stock-
       holders plus assumed conversions       $1,066,720         2,180,609           $0.49
                                           ==============  ================  ==============

                  2003
------------------------------------------

Basic earnings per common share:
  Income available to common
     stockholders                               $961,839         2,155,100           $0.45
                                                                             ==============
Effect of dilutive securities:
  Outstanding common stock options                     -             1,702
                                           --------------  ----------------

       Income available to common stock-
       holders plus assumed conversions         $961,839         2,156,802           $0.45
                                           ==============  ================  ==============

                  2002
------------------------------------------

Basic earnings per common share:
  Income available to common
     stockholders                               $821,809         2,124,904           $0.39
                                                                             ==============
Effect of dilutive securities:
  Outstanding common stock options                     -             6,348
                                           --------------  ----------------

       Income available to common stock-
       holders plus assumed conversions         $821,809         2,131,252           $0.39
                                           ==============  ================  ==============

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2004 and 2003, and for the years then ended were as follows:

                                                               2004               2003
                                                          ----------------   ----------------

      Loans outstanding, beginning of year                     $1,201,795           $868,501
      Additions                                                 2,064,835            449,184
      Repayments                                                 (674,611)          (115,890)
                                                          ----------------   ----------------

      Loans outstanding, end of year                           $2,592,019         $1,201,795
                                                          ================   ================

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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (a defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

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

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - REGULATORY MATTERS - (continued)

Bancorp's and the Bank's capital ratios are substantially equivalent. Actual capital amounts for Bancorp and the Bank are presented in the following table:

                                                                                   To Be Well-
                                                                                Capitalized Under
                                                               For Capital      Prompt Corrective
                                              Actual        Adequacy Purposes   Action Provisions
                                         ----------------- ------------------- -------------------
                                          Amount   Ratio    Amount     Ratio    Amount    Ratio
                                         -------- -------- --------- --------- -------------------
 As of December 31, 2004:
  (in thousands)

  Total capital to risk-
  weighted assets                        $14,101     11.8%   $9,640     >=8.0%  $12,005    >=10.0%
                                                                     ---------          ----------

  Tier 1 capital to risk-
  weighted assets                        $12,599     10.5%   $4,802     >=4.0%   $7,203     >=6.0%
                                                                     ---------          ----------

  Tier 1 capital to average
  assets                                 $12,599      8.9%   $5,681     >=4.0%   $7,101     >=5.0%
                                                                     ---------          ----------

 As of December 31, 2003:
  (in thousands)

  Total capital to risk-
  weighted assets                        $13,302     13.9%   $7,674     >=8.0%   $9,594    >=10.0%
                                                                     ---------          ----------

  Tier 1 capital to risk-
  weighted assets                        $12,102     12.6%   $3,837     >=4.0%   $5,756     >=6.0%
                                                                     ---------          ----------

  Tier 1 capital to average
  assets                                 $12,102     10.2%   $4,747     >=4.0%   $5,934     >=5.0%
                                                                     ---------          ----------

                     OREGON PACIFIC BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - TRUST PREFERRED SECURITIES

At December 31, 2004 Bancorp had a wholly-owned trust ("Trust') that was formed to issue trust preferred securities and related common securities of the Trust. As a result of adoption of FIN 46R, Bancorp deconsolidated the Trust as of and for the year ended December 31, 2004. The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets.

Oregon Pacific Statutory Trust 1 is a wholly-owned Connecticut statutory business trust subsidiary which issued $4,000,000 of guaranteed undivided beneficial interests in Bancorp's floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under regulatory guidelines. All common securities of the Trust are owned by Bancorp. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4,124,000 of subordinated deferrable interest debentures of Bancorp. The debentures, which represent the sole asset of the Trust, possess the same terms as the Trust Preferred Securities and accrue interest at a rate of the three-month London Interbank Offered Rate (LIBOR) plus 2.85% per annum which changes quarterly. The rate throughout 2004 varied between 3.96% and 5.35%. The accrued interest on the debentures is paid to the Trust by Bancorp, and the Trust in turn distributes the interest income as dividends on the Trust Preferred Securities. Interest payments are deferrable at the discretion of Bancorp for the first five years. As of December 31, 2004, all interest payments to the Trust and all dividend payments by the Trust were current.

In conjunction with the issuance of the Trust Preferred Securities, Bancorp entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. Bancorp has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the year-ended December 31, 2004 and 2003 Bancorp's interest expense related to the Trust Preferred Securities amounted to $177,405 and $12,227, respectively.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Audit Committee. We have a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgment. The Audit Committee is primarily concerned with the effectiveness of audits of the Company by its internal auditor and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing the Company's annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Richard L. Yecny (Chair), Doug Feldkamp, Robert R. King, and Marteen L. Wick.

         The Company's Board of Directors has determined that Richard L. Yecny, a member of the Company's Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

         The Company has adopted a written code of ethics within the meaning of
Item 406 of Regulation S-K that applies to its executive officers, including its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. A copy of the code of ethics is available on the Company's website, www.opbc.com.

         Any additional information called for by this item is contained in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is contained in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2005, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this item is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is contained in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information called for by this item is contained under the caption "Audit Fees" in the on Company's definitive proxy statement for the Annual Meeting to be held April 26, 2005, and is incorporated herein by this reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

         The following documents are filed as part of this Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets for the Years Ended December 31, 2004
           and 2003
         Consolidated Statements of Income and Comprehensive Income for the
           Years Ended December 31, 2004, 2003, and 2002
         Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 2004, 2003, and 2002
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2004, 2003 and 2002 Notes to Consolidated Financial Statements

         (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 15 of the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and is hereby incorporated herein by this reference.)

The following documents are either being filed with, or incorporated by reference into, this Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

         3.1 2003 Stock Inventive Plan (incorporated herein by reference to
Exhibit 1 to Oregon Pacific Bancorp's Form DEF14A filed with the filed with the Securities and Exchange Commission on March 23, 2003.)

         10.2 Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10(ii) to Oregon Pacific Bancorp's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

         14. Code of Ethics (incorporated herein by reference to Exhibit 14 to Oregon Pacific Bancorp's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

         21.1 List of Subsidiaries.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Chief Executive Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports Filed on Form 8-K

         Current Report on 8-K filed on February 18, 2005 containing Regulation F-D disclosure relating to the Company's fourth quarter and fiscal year earnings release.

(c) Exhibits.

         The exhibits to be filed with this Form 10-K are set forth under Item
(a) above.

_________________________

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 30, 2005     OREGON PACIFIC BANCORP


                           By: /s/ Thomas K. Grove
                               -------------------------------------------------
                                 Thomas K. Grove
                                 President, Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 30, 2005      Principal Executive Officer and Director:


                           By: /s/ Thomas K. Grove
                               -----------------------------------------------
                               Thomas K. Grove
                               President, Chief Executive Officer and Director



                           Principal Financial and Accounting Officer:


                           By: /s/ Joanne A. Forsberg
                               -------------------------------------
                               Joanne Forsberg
                               Secretary and Chief Financial Officer



                           Directors:

                           /s/ A. J. Brauer
                           ---------------------------------------
                               A. J. Brauer, Chairman of the Board


                           /s/ Richard L. Yecny
                           --------------------------------------------
                           Richard L. Yecny, Vice Chairman of the Board

                           /s/ Patricia Benetti
                           --------------------------
                           Patricia Benetti, Director


                           /s/ Lydia G. Brackney
                           ---------------------------
                           Lydia G. Brackney, Director


                           /s/ Douglas B. Feldkamp
                           -----------------------------
                           Douglas B. Feldkamp, Director


                           /s/ Robert R. King
                           ------------------------
                           Robert R. King, Director

                           /s/ Jon Thompson
                           ----------------------
                           Jon Thompson, Director


                           /s/ Marteen L. Wick
                           -------------------
                           Marteen L. Wick, Director

EXHIBIT INDEX

1.       Exhibits Attached.

         The following exhibits are attached to this Form 10-K.

EXHIBITS                                                                PAGE

21.1     List of Subsidiaries                                            77
31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   78
31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   79
32.1     Certification of Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002                   80
32.2     Certification of Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002                   81