Form 10-Q
period 2005-03-31
OREGON PACIFIC BANCORP
filed 2005-05-13
CIK 1216128

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________to________

                             OREGON PACIFIC BANCORP
             (Exact name of Registrant as specified in its charter)


          Oregon                                                 71-0918151
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                1355 Highway 101
                             Florence, Oregon 97439
                    (Address of principal executive offices)

                                 (541) 997-7121
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     The number of shares outstanding of the issuer's Common Stock, no par value, as of April 30, 2005, was 2,149,898.

                             OREGON PACIFIC BANCORP

                                      INDEX


Part I Financial Information

       Item 1. Financial statements

               Consolidated balance sheets                                     3
               Consolidated statements of income and comprehensive income    4-5
               Consolidated statements of changes in stockholders' equity      6
               Consolidated statements of cash flows                         7-8
               Notes to consolidated financial statements                   9-12

       Item 2. Management's Discussion and Analysis or Plan of Operation   12-15

       Item 3. Quantitive and Qualitive Disclosures about Market Risk         16

       Item 4. Controls and Procedures                                     16-17

Part II. Other Information                                                 17-18
         Signatures                                                           19
         Certifications of Chief Executive Officer and Chief Financial
          Officer                                                          20-22

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements

                             OREGON PACIFIC BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                   Unaudited          Audited

                                                    MARCH 31,       DECEMBER 31,
ASSETS                                                2005              2004
                                                 --------------   --------------

Cash and cash equivalents                        $   4,299,506    $   4,341,385
Interest-bearing deposits in banks                   1,080,407          873,806
Available-for-sale securities, at fair value        15,008,970       15,424,419
Restricted equity securities                         1,023,100        1,020,100
Loans held-for-sale                                  1,162,718        1,016,087
Loans, net of allowance for loan losses and
 deferred fees                                     110,587,923      108,707,038
Premises & equipment, net                            5,125,024        5,188,594
Other real estate owned                                      -                -
Accrued interest and other assets                    1,784,130        1,677,458
                                                 --------------   --------------

    Total assets                                 $ 140,071,778    $ 138,248,887
                                                 ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand deposits                                 $  29,273,228    $  26,591,202
 Interest-bearing demand deposits                   40,085,680       42,189,535
 Savings deposits                                   19,177,697       19,362,923
 Time certificate accounts:
  $100,000 or more                                   9,368,072       10,072,427
  Other time certificate accounts                   12,968,484       12,844,634
                                                 --------------   --------------

    Total deposits                                 110,873,161      111,060,721
                                                 --------------   --------------

 Federal Home Loan Bank borrowings                  13,554,056       11,867,806
 Floating rate Junior Subordinated Deferrable
  Interest Debentures (Trust Preferred
  Securities)                                        4,124,000        4,124,000
 Deferred compensation liability                     1,283,805        1,102,953
 Accrued interest and other liabilities              1,090,181        1,201,110
                                                 --------------   --------------

    Total liabilities                              130,925,203      129,356,590
                                                 --------------   --------------

Stockholders' equity
 Common stock, no par value, 10,000,000 shares
  authorized with 2,149,898 and 2,148,616 issued
  and outstanding at March 31, 2005 and
  December 31, 2004, respectively                    4,707,301        4,698,162
 Undivided profits                                   4,362,269        3,983,420
 Accumulated other comprehensive income, net of
  tax                                                   77,005          210,715
                                                 --------------   --------------

    Total stockholders' equity                       9,146,575        8,892,297
                                                 --------------   --------------

    Total liabilities and stockholders' equity   $ 140,071,778    $ 138,248,887
                                                 ==============   ==============


See accompanying notes.

                             OREGON PACIFIC BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2005           2004
                                                     ------------   ------------

INTEREST INCOME
  Interest and fees on loans                         $ 2,379,305    $ 1,653,009
  Interest on investment securities:
    U.S. Teasuries and agencies                           58,969         49,362
    State and political subdivisions                      80,812         79,210
    Corporate and other investments                       28,143         91,770
  Interest on deposits in banks                           15,025         18,142
                                                     ------------   ------------

      Total interest income                            2,562,254      1,891,493
                                                     ------------   ------------

INTEREST EXPENSE
  Interest-bearing demand deposits                       113,598         86,054
  Savings deposits                                        24,350         30,713
  Time deposits                                          133,451        109,829
  Other borrowings                                       171,677        119,884
                                                     ------------   ------------

      Total interest expense                             443,076        346,480
                                                     ------------   ------------

      Net interest income before provision for loan
       losses                                          2,119,178      1,545,013

PROVISION (BENEFIT) FOR LOAN LOSSES                      170,000       (360,000)
                                                     ------------   ------------

      Net interest income after provision (benefit)
       for loan losses                                 1,949,178      1,905,013
                                                     ------------   ------------

NONINTEREST INCOME
  Mortgage loan sales and servicing fees, net            161,949        141,453
  Service charges and fees                               232,134        165,007
  Trust fee income                                       145,804        143,062
  Investment sales commissions                            27,893         41,736
  Other income                                            97,758         19,213
                                                     ------------   ------------

      Total noninterest income                           665,538        510,471
                                                     ------------   ------------

                             OREGON PACIFIC BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                   (continued)

                                                    Three Months Ended March 31,
                                                         2005           2004
                                                     ------------   ------------

NONINTEREST EXPENSE
  Salaries and benefits                                1,140,417      1,210,438
  Occupancy                                              208,914        191,881
  Supplies                                                47,034         63,029
  Postage and freight                                     21,017         17,501
  Outside services                                       173,871        140,988
  Advertising                                             20,799         51,622
  Loan collection expense                                 13,848         31,838
  Securities and trust department expenses                37,969         33,095
  Other expenses                                         156,304        117,732
                                                     ------------   ------------

      Total noninterest expense                        1,820,173      1,858,124
                                                     ------------   ------------

INCOME BEFORE INCOME TAXES                               794,543        557,360

PROVISION FOR INCOME TAXES                               309,083        190,508
                                                     ------------   ------------

NET INCOME                                               485,460        366,852

OTHER COMPREHENSIVE INCOME
      Unrealized loss on available-for-sale
       securities, net of tax                           (133,710)       (54,786)
                                                     ------------   ------------

COMPREHENSIVE INCOME                                 $   351,750    $   312,066
                                                     ============   ============

EARNINGS PER SHARE OF COMMON STOCK
  Basic earnings per share                           $      0.23    $      0.17
                                                     ============   ============
  Diluted earnings per share                         $      0.23    $      0.17
                                                     ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic earnings per share                             2,147,719      2,175,888
                                                     ============   ============
  Diluted earnings per share                           2,151,674      2,177,848
                                                     ============   ============

See accompanying notes.

                             OREGON PACIFIC BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Accumulated
                                                                                    Other        Total
                                               Common Stock          Undivided  Comprehensive Stockholders'
                                           Shares       Amount        Profits       Income       Equity
                                         -----------  ------------  ------------  ----------  ------------

Balance, December 31, 2003 (Audited)      2,173,592   $ 4,894,536   $ 3,331,170   $ 409,852   $ 8,635,558

Shares acquired in stock repurchase plan    (46,275)     (344,714)            -           -      (344,714)

Cash dividends paid                               -             -      (266,130)          -      (266,130)

Dividends reinvested in stock                21,299       148,340      (148,340)          -             -

Net income and comprehensive income               -             -     1,066,720    (199,137)      867,583
                                         -----------  ------------  ------------  ----------  ------------

Balance, December 31, 2004 (Audited)      2,148,616   $ 4,698,162   $ 3,983,420   $ 210,715   $ 8,892,297
                                         ===========  ============  ============  ==========  ============

Shares acquired in stock repurchase plan     (4,300)      (31,609)            -           -       (31,609)

Sale of nonregistered stock                     137         1,003                                   1,003

Cash dividends paid                               -             -       (66,866)          -       (66,866)

Dividends reinvested in stock                 5,445        39,745       (39,745)          -             -

Net income and comprehensive income               -             -       485,460    (133,710)      351,750
                                         -----------  ------------  ------------  ----------  ------------

Balance, March 31, 2005 (Unaudited)       2,149,898   $ 4,707,301   $ 4,362,269   $  77,005   $ 9,146,575
                                         ===========  ============  ============  ==========  ============

See accompanying notes.

                             OREGON PACIFIC BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2005           2004
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   485,460    $   366,852
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation and amortization                          117,523        108,400
  Provision (benefit) for loan losses                    170,000       (360,000)
  Federal Home Loan Bank stock dividends                  (3,000)        (7,200)
  Net change in mortgage loans held-for-sale            (146,631)      (438,863)
  Net increase in accrued interest and other assets      (17,532)       (87,083)
  Net increase (decrease) in accrued interest and
   other liabilities                                      69,923       (904,530)
                                                     ------------   ------------

     Net cash from operating activities                  675,743     (1,322,424)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of
   available-for-sale securities                         189,200      4,991,027
  Net increase in interest-bearing deposits in banks    (206,601)    (8,086,149)
  Loans originated, net of principal repayments       (2,050,885)    (4,837,851)
  Purchase of premises and equipment                     (50,554)      (435,130)
                                                     ------------   ------------

     Net cash from investing activities               (2,118,840)    (8,368,103)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings deposit accounts    392,945      7,545,628
  Net (decrease) increase in time deposits              (580,505)       283,801
  Proceeds from Federal Home Loan Bank borrowings      1,700,000      1,000,000
  Repayment of Federal Home Loan Bank borrowings         (13,750)       (13,750)
  Proceeds from issuance of subordinated debentures            -        124,000
  Shares acquired in stock repurchase plan               (31,609)             -
  Proceeds for issuance of common stock                    1,003              -
  Cash dividends paid                                    (66,866)       (56,534)
                                                     ------------   ------------

     Net cash from financing activities                1,401,218      8,883,145
                                                     ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (41,879)      (807,382)

CASH AND CASH EQUIVALENTS, beginning of period       $ 4,341,385    $ 4,916,985
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, end of period             $ 4,299,506    $ 4,109,603
                                                     ============   ============

                             OREGON PACIFIC BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (continued)

                                                    Three Months Ended March 31,
                                                         2005           2004
                                                     ------------   ------------

  Cash paid for interest                             $   349,469    $   311,575
                                                     ============   ============
  Cash paid for income taxes                         $   195,446    $    29,719
                                                     ============   ============

SCHEDULE OF NONCASH ACTIVITIES
  Stock dividends reinvested                         $    39,745    $    30,409
                                                     ============   ============
  Unrealized loss on available for sale securities,
   net of tax                                        $  (133,710)   $   (54,786)
                                                     ============   ============

See accompanying notes.

                     Oregon Pacific Bancorp and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation

Oregon Pacific Bancorp ("Bancorp"), an Oregon Corporation and financial bank holding company, became the holding company of Oregon Pacific Banking Co. (the "Bank") (collectively, "the Company") effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank's customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

In the first quarter of 2004, Bancorp adopted Financial Accounting Standards Board's ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" which provided guidance on how to identify the primary beneficiary of a variable interest entity (VIE) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements. As a result of adoption of FIN 46, Bancorp was required to no longer consolidate Oregon Pacific Statutory Trust I (the "Trust") within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004.

Reclassifications - Certain reclassifications have been made to the 2004 financial statements to conform to current year presentations.


Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of March 31, 2005. One municipal bond's market value has been less than book value for thirteen months, but the bond's market value has continued to be greater than par value.

                                                               Gross       Gross
                                                            Unrealized   Unrealized
                                                  Gross        Losses      Losses     Estimated
                                   Amortized    Unrealized   Less than   More than       Fair
                                      Cost        Gains      12 Months   12 Months      Value
                                 -------------  ----------  -----------  ---------  -------------
March 31, 2005:

U.S. Treasury and agencies       $  6,000,000   $       -   $  (97,188)  $      -   $  5,902,812
State and political subdivisions    7,291,994     201,608      (11,887)    (3,746)  $  7,477,969
Corporate notes                     1,588,634      39,555            -          -   $  1,628,189
                                 -------------  ----------  -----------  ---------  -------------

                                 $ 14,880,628   $ 241,163   $ (109,075)  $ (3,746)  $ 15,008,970
                                 =============  ==========  ===========  =========  =============


December 31, 2004
U.S. Treasury and agencies       $  5,999,145   $       -   $  (16,296)  $      -   $  5,982,849
State and political subdivisions    7,481,028     304,683       (1,562)         -      7,784,149
Corporate notes                     1,593,054      64,367            -          -      1,657,421
                                 -------------  ----------  -----------  ---------  -------------

                                 $ 15,073,227   $ 369,050   $  (17,858)  $      -   $ 15,424,419
                                 =============  ==========  ===========  =========  =============

For the two securities exhibiting unrealized losses, that is, they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation's financial markets. State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies. The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.


Note 3 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

                                                 MAR. 31, 2005    DEC. 31, 2004
                                                 --------------   --------------

Real estate                                      $  16,410,993    $  16,821,917
Commercial                                          89,585,819       87,338,080
Installment                                          6,824,580        6,644,550
Overdrafts                                              53,910           51,564
                                                 --------------   --------------

        Total Loans                                112,875,302      110,856,111
Less allowance for loan losses                      (1,809,040)      (1,640,060)
Less deferred loan fees                               (478,339)        (509,013)
                                                 --------------   --------------
        Loans, net of allowance for loan losses
         and deferred loan fees                  $ 110,587,923    $ 108,707,038
                                                 ==============   ==============

Changes in the allowance for loan losses were as follows for the three-months ended:

                                                 MAR. 31, 2005    MAR. 31, 2004
                                                 --------------   --------------

Balance, beginning of period                     $   1,640,060    $   1,315,955
Provision for (benefit of) loan losses                 170,000         (360,000)
Loans charged off                                       (1,480)         (33,252)
Loan recoveries                                            460          720,025
                                                 --------------   --------------

Balance, end of period                           $   1,809,040    $   1,642,728
                                                 ==============   ==============

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans in the amount of $130,878 and $112,706 were on nonaccrual status at March 31, 2005 and December 31, 2004.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2005 or December 31, 2004.


Note 4 - Earnings per Share of Common Stock

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


Note 5 - Stock option plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is computed as the difference between a company's stock price and the option price at the grant date. No compensation cost has been recognized for the Company's stock option plans and no options were granted during the quarter ended September 30, 2004. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for March 31, 2005 and 2004 would approximate the pro forma amounts below.

                                                        3 Months Ended March 31,
                                                            2005         2004
                                                         ----------   ----------

Net earnings, as reported                                $ 485,460    $ 366,852
Deduct: Total stock-based employee
         compensation expense determined
         under the fair value-based method
         for all awards, net of related tax effects         (1,212)        (210)
                                                         ----------   ----------

Pro forma net earnings                                   $ 484,248    $ 366,642
                                                         ==========   ==========

Basic earnings per common share:
        As reported                                      $    0.23    $    0.17
        Pro forma                                        $    0.23    $    0.17

Diluted earnings per common share:
        As reported                                      $    0.23    $    0.17
        Pro forma                                        $    0.23    $    0.17

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for March 31, 2005 and 2004:

                                                            2005         2004
                                                         ----------   ----------

Dividend yield                                                2.44%        2.25%
Expected life (years)                                          7.5          7.5
Expected volatility                                          14.39%       19.72%
Risk-free rate                                                4.50%        3.75%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial bank holding company, is the holding company of Oregon Pacific Banking Co. (the "Bank") (collectively, the "Company"). The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. In 2002, the Bank expanded from its main office and a full-service Safeway store branch, both in Florence, to two additional Oregon locations including Roseburg and Coos Bay. The Bank also provides trust and asset management services, and investment and brokerage services.

The Company has a two-tiered corporate structure. At the holding company level the affairs of Bancorp, the sole owner of the Bank, are overseen by a Board of Directors elected by the shareholders of the Company. The business of the Bank is overseen by the Bank's Board of Directors selected by Bancorp's Board. Currently the respective members of the Board of Directors of the Bank and of Bancorp are identical.

The Company reported net income of $485,000, or $.23 per basic share, for the three months ended March 31, 2004. This compares to Bank income of $367,000, or $.17 per basic share, for the same three month period in the prior year. Both years included unusual items pertaining to the same previously charged off note:
In 2005 the amounts received were recorded directly to interest income; in 2004 the Bank received full payment of the principal balance which was recorded as a recovery to the allowance for loan losses.


Financial Condition

Total assets at March 31, 2005 were $140,072,000 compared to $138,249,000 at December 31, 2004, an increase of $1,823,000 (1.3%). The increase was due primarily to new loans ($1.89 million) funded by increases in Federal Home Loan Bank overnight funds.

March 31, 2005 stockholders' equity was $9,147,000, an increase of $254,000 from December 31, 2004. This change resulted from consolidated net income partially offset by cash dividends paid ($67,000) and unrealized losses on available-for-sale securities caused by rising interest rates.


Results of Operations

Net interest income

Net interest income is the Bank's primary source of revenue. Net interest income is the difference between interest income earned from loans and the investment portfolio, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in volume and changes in rate. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities.

Net interest income on a tax-equivalent basis, and excluding the one-time interest payment discussed above, was $1,783,000 for the quarter ended March 31, 2005 compared to $1,585,000 for the same period in 2004 (see Table 1). The $198,000 increase was due to an increase in the volume of loans partially offset by an increase in the cost of funds and decreases in the rates earned on loans and securities. The increase in interest income of $294,000 was primarily due to a $394,000 increase from the increase in average loans outstanding of $21,420,000 from the same period one year ago, partially offset by decreased average rates earned resulting from the low interest rate environment in mid 2004. The effective rate on interest-bearing liabilities for the quarter was 1.77% compared to 1.53% for the same period in 2004 which reflect rising interest rates.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

OREGON PACIFIC BANCORP
Changes in NIM by Rate/Volume
                                                      Three Months Ended           Three Months Ended
                                                          Mar 31, 2005                Mar 31, 2004             Increase (Decrease)
                                                 ---------------------------  ----------------------------  ------------------------
                                                            Interest Average             Interest  Average
                                                             Income   Yield               Income    Yield
                                                  Average      or      or      Average      or       or     Due to change in   Net
(dollars in thousands)                            Balance   Expense   Rates    Balance    Expense   Rates   Volume   Rate     Change
                                                 ---------- -------- -------  ---------  --------- -------  ------  -------  -------
Interest-earning assets:
  Loans (2)                                      $ 111,352  $ 2,002    7.19%  $ 89,932   $  1,653    7.35%  $ 394   $  (45)  $ 349
  Investment securities
     Taxable securities                              8,716       89    4.08%     8,520        141    6.62%      3      (55)    (52)
     Nontaxable securities (1)                       7,321      120    6.54%     6,376        120    7.51%     18      (18)      0
  Interest-earning balances due from banks           2,557       15    2.35%     8,082         18    0.89%    (12)       9      (3)
                                                 ---------- -------- -------  ---------  --------- -------  ------  -------  -------
     Total interest-earning assets                 129,946    2,226    6.85%   112,910      1,932    6.84%    403     (109)    294
                                                            -------- -------             --------- -------  ------  -------  -------


  Cash and due from banks                            4,215                       4,702
  Premises and equipment, net                        5,173                       5,001
  Other real estate                                      0                          10
  Loan loss allowance                               (1,720)                     (1,302)
  Other assets                                       3,371                       2,245
                                                 ----------                   ---------

     Total assets                                $ 140,985                    $123,566
                                                 ==========                   =========

Interest-bearing liabilities:
  Interest-bearing checking and savings accounts $  60,716  $   138    0.91%  $ 58,164   $    117    0.80%  $   5   $   16   $  21
  Time deposit and IRA accounts                     23,173      133    2.30%    20,144        110    2.18%     17        6      23
  Borrowed funds                                    16,132      172    4.26%    12,268        120    3.91%     38       14      52
                                                 ---------- -------- -------  ---------  --------- -------  ------  -------  -------
     Total interest-bearing liabilities            100,021      443    1.77%    90,576        347    1.53%     60       36      96
                                                            -------- -------             --------- -------  ------  -------  -------
     Noninterest-bearing deposits                   29,452                      22,579
     Other liabilities                               2,510                       1,849
                                                 ----------                   ---------
         Total liabilities                         131,983                     115,004
     Shareholders' equity                            9,002                       8,562
                                                 ----------                   ---------

     Total liabilities and shareholders' equity  $ 140,985                    $123,566
                                                 ==========                   =========

Net interest income                                         $ 1,783                      $  1,585           $ 343   $ (145)  $ 198
                                                            ========                     =========          ======  =======  ======

Net interest spread                                                    5.08%                         5.31%
                                                                     =======                       =======

Net interest expense to average earning assets                         1.36%                         1.23%
                                                                     =======                       =======

Net interest margin                                                    5.49%                         5.61%
                                                                     =======                       =======

____________
     (1)  Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
     (2)  Nonaccrual loans are included in the average balance.

Provision for Loan Losses

A provision of $170,000 was recorded for the three months ended March 31, 2005 compared to a benefit of $360,000 in the same period in 2004. The allowance for loan losses at March 31, 2005 was 1.6% of gross loans, as compared to 1.5% at December 31, 2004. Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at March 31, 2005. Management's assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers' financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $155,000 or 30.4% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase was the result of increased service charges earned as new accounts have opened primarily in the newer branches of Coos Bay and Roseburg and the reimbursement of costs associated with the debt repayment disclosed above.

Noninterest Expense

Noninterest expense decreased $38,000 or 2.0% for the three months ended March 31, 2005 from the same period one year ago. The decrease is attributable to staff adjustments primarily in the real estate mortgage department resulting from a lower volume of mortgage loan refinancing.

The provision for income taxes at both March 31, 2005 and 2004 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.


Liquidity and Capital Resources

Liquidity management involves the ability to meet cash flow requirements. The Bank's major sources of liquidity are customer deposits, calls and maturities of investment securities, the use of borrowing arrangements through the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. Sales of the Bank's investment portfolio are another source of funds, if needed. The investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at the date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Bank's liquidity position decreased during the quarter ended March 31, 2005 as loan volume continues to exceed the growth rate of deposits. As a result, during the quarter, the loan-to-deposit ratio tightened further and exceeded 100% at March 31, 2005. Liquidity previously maintained as excess cash and generally invested as interest-earning deposits with the FHLB decreased during the quarter. As of March 31, 2005, the Bank had $1.0 million in such funds compared to $2.3 million at December 31, 2004. Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2004, the Bank's leverage and total risk-based ratios were 9.21% and 11.95% respectively, which exceed the well-capitalized threshold.

Item 3. Quantitive and Qualitive Disclosures about Market Risk


Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk in its lending, deposit taking, and borrowing activities. A sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Bank's financial condition and results of operations.

Through the Bank's Asset/Liability Management Committee ("ALCO"), which is comprised of senior management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is managing the Company's assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors. The Bank's strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company's market risk exposure since December 31, 2004.


Item 4. Controls and Procedures

(a) The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2005, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b) Changes in Internal Controls: In the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

          Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

          Limitations on the Effectiveness of Controls. The Company's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

        As of the date of filing this Form 10-Q neither Bancorp nor the Bank was a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against the Company which, if determined adversely, would have a material effect on the business or its financial position. Bancorp or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or through an appearance as a creditor in a bankruptcy case.

Item 2. Changes in securities and use of proceeds.

        In September 2004, the Board of Directors approved a stock repurchase plan to purchase up to $500,000 of stock. $345,000 of stock at an average price of $7.45 was purchased prior to year-end 2004. In January 2005, 4,300 shares were repurchased at a price of $7.35 per share.

        In August 2004 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends. On February 18, 2005, 137 shares were sold at $7.30 per share as part of the new Plan.

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

    10.1 2003 Stock Incentive Plan (incorporated by reference to Exhibit 1 to Oregon Pacific Bancorp's Form DEF 14A filed with the Securities and Exchange Commission on March 25, 2003).

    10.2 Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Oregon Pacific Bancorp's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004).

    31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

    31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

    __________________
    ** Filed herewith.


(b) On February 18, 2005 a Form 8-K was filed under items 2.02 and 9.01 announcing 2004 fourth quarter and year earnings.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on May 13, 2005.

                                      OREGON PACIFIC BANCORP


                                      By: /s/ Thomas K. Grove
                                          --------------------------------------
                                          Thomas K. Grove
                                          President, Chief Executive Officer
                                          And Director (Chief Executive Officer)


                                      By: /s/ Joanne Forsberg
                                          --------------------------------------
                                          Joanne Forsberg
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer)