Form 10-Q
period 2005-06-30
OREGON PACIFIC BANCORP
filed 2005-08-08
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
Yes [  ]     No [X]

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 31, 2005, was 2,154,660.

OREGON PACIFIC BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	DECEMBER 31,
ASSETS	2005	2004

Cash and due from banks	$5,307,357	$4,341,385
Interest-bearing deposits in banks	2,353,971	873,806
Available-for-sale securities, at fair value	12,228,312	15,424,419
Restricted equity securities	1,023,100	1,020,100
Loans held for sale	1,554,917	1,016,087
Loans, net of allowance for loan losses and deferred fees	116,158,452	108,707,038
Premises & equipment, net	5,068,273	5,188,594
Accrued interest and other assets	2,062,185	1,677,458

Total assets	$145,756,567	$138,248,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand deposits	$29,693,750	$26,591,202
Interest-bearing demand deposits	43,703,825	42,189,535
Savings deposits	18,954,028	19,362,923
Time certificate accounts:
$100,000 or more	11,929,443	10,072,427
Other time certificate accounts	15,154,128	12,844,634

Total deposits	119,435,174	111,060,721

Other liabilities
Federal Home Loan Bank borrowings	10,440,305	11,867,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	1,340,278	1,102,953
Accrued interest and other liabilities	972,043	1,201,110

Total liabilities	136,311,800	129,356,590

Stockholders' equity
Common stock, no par value, 10,000,000 shares
authorized with 2,154,660 and 2,148,616 issued
and outstanding at June 30, 2005 and
December 31, 2004, respectively	4,746,633	4,698,162
Undivided profits	4,565,439	3,983,420
Accumulated other comprehensive
income, net of tax	132,695	210,715

Total stockholders' equity	9,444,767	8,892,297

Total liabilities and stockholders' equity	$145,756,567	$138,248,887

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$ 2,180,097	$ 1,706,234	$ 4,559,402	$ 3,359,243
Interest on investment securities:
U.S. Teasuries and agencies	28,951	69,897	87,920	119,259
State and political subdivisions	80,161	77,507	160,973	156,717
Corporate and other investments	24,518	10,065	52,661	101,835
Interest on deposits in banks	31,870	26,244	46,895	44,386

Total interest income	2,345,597	1,889,947	4,907,851	3,781,440

INTEREST EXPENSE
Interest-bearing demand deposits	176,396	88,088	289,994	174,142
Savings deposits	24,453	28,358	48,803	59,071
Time deposits	175,345	105,240	308,796	215,069
Other borrowings	179,877	124,572	351,554	244,456

Total interest expense	556,071	346,258	999,147	692,738

Net interest income	1,789,526	1,543,689	3,908,704	3,088,702

PROVISION FOR LOAN LOSSES	45,000	-	215,000	(360,000)

Net interest income after
provision for loan losses	1,744,526	1,543,689	3,693,704	3,448,702

NONINTEREST INCOME
Mortgage loan sales and servicing fees	123,723	246,501	285,672	387,954
Service charges and fees	239,469	188,432	471,603	353,439
Trust fee income	156,368	124,747	302,172	267,809
Investment sales commissions	36,020	22,203	63,913	63,939
Other income	28,953	58,765	126,711	77,978

Total noninterest income	584,533	640,648	1,250,071	1,151,119

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NONINTEREST EXPENSE
Salaries and benefits	$ 1,088,371	$ 1,195,477	$ 2,228,788	$ 2,405,915
Occupancy	221,161	208,606	430,075	400,487
Supplies	41,798	56,142	88,832	119,171
Postage and freight	28,408	29,500	49,425	47,001
Outside services	158,068	158,424	331,939	299,412
Advertising	30,433	25,503	51,232	77,125
Loan collection expense	14,695	36,150	28,543	67,988
Securities and trust department expenses	46,963	31,303	84,932	64,398
Other expenses	168,010	443,171	324,314	560,903

Total noninterest expense	1,797,907	2,184,276	3,618,080	4,042,400

INCOME BEFORE INCOME TAXES	531,152	61	1,325,695	557,421

PROVISION FOR INCOME TAXES	220,702	(19,207)	529,785	171,301

NET INCOME	310,450	19,268	795,910	386,120

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss)
arising during the period, net of tax	55,690	(150,083)	(78,020)	(204,869)

COMPREHENSIVE INCOME	$ 366,140	$ (130,815)	$ 717,890	$ 181,251

EARNINGS PER SHARE OF
COMMON STOCK
Basic earnings per share	$ 0.14	$ 0.01	$ 0.37	$ 0.18
Diluted earnings per share	$ 0.14	$ 0.01	$ 0.37	$ 0.18

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic earnings per share	2,152,253	2,180,006	2,149,998	2,177,947
Diluted earnings per share	2,158,574	2,182,251	2,155,300	2,180,065

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2003	2,173,592	$ 4,894,536	$ 3,331,170	$ 409,852	$ 8,635,558

Shares acquired in stock repurchase plan	(46,275)	(344,714)	-	-	(344,714)

Cash dividends paid	-	-	(266,130)	-	(266,130)

Dividends reinvested in stock	21,299	148,340	(148,340)	-	-

Net income and comprehensive income	-	-	1,066,720	(199,137)	867,583

Balance, December 31, 2004	2,148,616	$ 4,698,162	$ 3,983,420	$ 210,715	$ 8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	137	1,003	-	-	1,003

Cash dividends paid	-	-	(134,813)	-	(134,813)

Dividends reinvested in stock	10,207	79,078	(79,078)	-	-

Net income and comprehensive income	-	-	795,910	(78,020)	717,890

Balance, June 30, 2005	2,154,660	$ 4,746,633	$ 4,565,439	$ 132,695	$ 9,444,767

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 795,910	$ 386,120
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	240,408	221,494
Provision (benefit) for loan losses	215,000	(360,000)
Federal Home Loan Bank stock dividends	(3,000)	(14,500)
Net change in mortgage loans held-for-sale	(538,830)	2,160,466
Gain on disposition of premises, equipment, and other real estate	-	(22,725)
Increase in trading securities	-	-
Net increase (decrease) in accrued interest and other liabilities	8,257	(95,417)

Net cash from operating activities	385,032	2,021,278

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	3,058,836	6,451,637
Purchases of available-for-sale-securities	-	(4,185,643)
Net (increase) decrease in interest-bearing deposits in banks	(1,480,165)	758,749
Loans originated, net of principal repayments	(7,666,414)	(13,961,799)
Purchase of premises and equipment	(112,850)	(647,127)
Proceeds from sale of other real estate	-	23,049

Net cash from investing activities	(6,200,593)	(11,561,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	4,207,943	9,729,412
Net increase (decrease) in time deposits	4,166,510	(138,096)
Proceeds from Federal Home Loan Bank borrowings	4,000,000	2,000,000
Repayment of Federal Home Loan Bank borrowings	(5,427,501)	(27,500)
Proceeds from other bank borrowing	-	124,000
Cash dividends paid	(134,813)	(126,474)
Shares acquired in stock repurchase plan	(31,610)	-
Proceeds for issuance of common stock	1,003	-

Net cash from financing activities	6,781,532	11,561,342

NET INCREASE IN CASH AND CASH EQUIVALENTS	965,972	2,021,486

CASH AND CASH EQUIVALENTS, beginning of period	$ 4,341,385	$ 4,916,985

CASH AND CASH EQUIVALENTS, end of period	$ 5,307,357	$ 6,938,471

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$ 79,078	$ 69,372
Unrealized (loss) gain on available for sale securities, net of tax	$ (78,020)	$ (204,869)
Additions to other real estate owned	$ -	$ 251,927

See accompanying notes

Oregon Pacific Bancorp
Notes to Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 1 - Basis of Presentation

Oregon Pacific Bancorp (“Bancorp”), an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) (collectively, the “Company”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2004 Annual Report to Shareholders.

Reclassifications - Certain reclassifications have been made to the 2004 financial statements to conform to current year presentations.

Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of June 30, 2005. One municipal bond’s market value has been less than book value for sixteen months, but the bond’s market value has continued to be greater than par value.

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value
June 30, 2005:

U.S. Treasury and agencies	$ 4,000,000	$ -	$ (31,563)	$ -	$ 3,968,437
State and political subdivisions	7,291,041	228,195	(1,859)	(1,988)	$ 7,515,389
Corporate notes	716,113	28,373	-	-	$ 744,486

	$ 12,007,154	$ 256,568	$ (33,422)	$ (1,988)	$ 12,228,312

December 31, 2004:

U.S. Treasury and agencies	$ 5,999,145	$ -	$ (16,296)	$ -	$ 5,982,849
State and political subdivisions	7,481,028	304,683	(1,562)	-	7,784,189
Corporate notes	1,593,054	64,367	-	-	1,657,421

	$ 15,073,227	$ 369,050	$ (17,858)	$ -	$ 15,424,419

For the five securities exhibiting an unrealized loss, that is they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies. The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2005	DEC. 31, 2004

Real estate	$ 16,449,457	$ 16,821,917
Commercial	94,865,770	87,338,080
Installment	7,127,465	6,644,550
Overdrafts	43,069	51,564

	118,485,761	110,856,111
Allowance for loan losses	(1,857,202)	(1,640,060)
Unearned loan fees	(470,107)	(509,013)
	$ 116,158,452	$ 108,707,038

Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2005	JUN. 30, 2004

Balance, beginning of the period	$ 1,640,060	$ 1,315,955
Provision for losses	215,000	(360,000)
Losses	(1,569)	(34,275)
Recoveries	3,711	720,075

Balance, end of period	$ 1,857,202	$ 1,641,755

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans in the amount of $71,834 and $112,706 were on nonaccrual status at June 30, 2005 and December 31, 2004.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either June 30, 2005 or December 31, 2004.

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

Note 5 - Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is computed as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended June 30, 2005. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for June 30, 2005 and 2004 would approximate the pro forma amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings, as reported	$ 310,450	$ 19,268	$ 795,910	$ 386,120
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(121)	(121)	(242)	(242)

Pro forma net earnings	$ 310,329	$ 19,147	$ 795,668	$ 385,878

Basic earnings per common share:
As reported	$ 0.14	$ 0.01	$ 0.37	$ 0.18
Pro forma	$ 0.14	$ 0.01	$ 0.37	$ 0.18

Diluted earnings per common share:
As reported	$ 0.14	$ 0.01	$ 0.37	$ 0.18
Pro forma	$ 0.14	$ 0.01	$ 0.37	$ 0.18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2005 and 2004:

	2005	2004

Dividend yield	2.44%	2.25%
Expected life (years)	7.5	7.5
Expected volatility	14.39%	19.72%
Risk-free rate	4.50%	3.75%

Note 6 - Recently Issued Accounting Standards

     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R. As a result, SFAS 123R is now effective for annual (rather than interim) periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations.

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

Overview

Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial holding company, is the holding company of Oregon Pacific Banking Co. (the "Bank") (collectively, the “Company”). The Company is headquartered in Florence, Oregon.

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

The Company has a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp. The business of the Bank is overseen by a Board of Directors selected by Bancorp’s Board, the sole owner of the Bank. Currently the respective members of the Board of Directors of Bancorp and the Bank are identical.

The Company reported net income of $310,000 or $.14 per basic share and $796,000 or $.37 per basic share for the three months and six months ended June 30, 2005. This compares to income of $19,000 or $.01 per basic share and $386,000 or $.18 per basic share for the same periods in the prior year. The primary reason for the increase for the three month period ending June 30, 2005 is because of a payment for litigation settlement in the second quarter of 2004. For the six month periods, both years include unusual items pertaining to the same previously charged off note: In 2005 the amounts received on the loan were recorded directly to interest income; in 2004 the Bank received full payment of the principal balance which was recorded as a recovery to the allowance for loan losses.

Financial Condition

Total assets at June 2005 were $145,757,000 compared to $138,249,000 at December 31, 2004, an increase of $7,508,000 (5.4%). The increase was due to an increase in net loans of $7,451,000 (6.9%) funded by an increase in customer deposits which increased $8,374,000 (7.5%). The deposit increase was primarily in interest-free demand deposits and certificates of deposit. The Bank also paid down matured Federal Home Loan Bank borrowings of $1.4 million.

June 30, 2005 shareholders’ equity was $9,445,000, an increase of $552,000 from December 31, 2004. This change resulted from net income, partially offset by cash dividends paid ($135,000) and a decrease in unrealized gains on available-for-sale securities ($78,000), and a repurchase of Bancorp stock ($32,000).

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

Net interest income on a tax-equivalent basis and excluding the one-time interest repayment disclosed above (for better comparability) was $3,613,000 for the six months ended June 30, 2005 compared to $3,164,000 for the same period in 2004 (see table below). The $449,000 increase primarily was due to an increase in average loans, and was partially offset by a decrease in the rates earned on investment securities. An increase of deposits and borrowed funds in addition to an increase in the rates paid on deposits partially offset the increase in interest income. Average interest-earning assets were up $16,830,000, and average rates were up 0.31%. Average interest-bearing liability balances were up $10,001,000 and average rates on deposits and borrowed funds were up 0.46%. The net interest spread, which is the difference between the average yields of interest-earning assets less the costs of interest-bearing liabilities, decreased 0.15% to 4.92% during the first half of 2005 compared with 5.07% in the first half of 2004. As a consequence of increased interest-free deposits and lower deposit rates, the net interest margin decreased to 5.39% compared to 5.40% for the six month period in the prior year. The consistent margin is due to strong asset-liability management during this period of strong rate competition for both loans and deposits.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (1)	$115,346	$4,182	7.25%	$92,349	$3,359	7.27%	$836	$(13)	$823
Investment securities
Taxable securities	7,888	145	3.68%	8,290	233	5.62%	(11)	(77)	(88)
Nontaxable securities (2)	7,255	238	6.56%	6,698	220	6.56%	18	(0)	18
Interest-earning balances due from banks	3,464	47	2.71%	9,786	44	0.90%	(28)	31	3
Total interest-earning assets	133,953	4,612	6.89%	117,123	3,856	6.58%	815	(59)	756

Cash and due from banks	4,388			4,849
Premises and equipment, net	5,147			4,992
Other real estate	0			49
Loan loss allowance	(1,774)			(1,471)
Other assets	5,814			5,764

Total assets	$147,528			$131,306

Interest-bearing liabilities:

Interest-bearing checking and savings accounts	$61,436	$339	1.10%	$58,981	$233	0.79%	$10	$96	$106
Time deposit and IRA accounts	24,376	309	2.54%	20,141	215	2.13%	45	49	94
Borrowed funds	15,856	351	4.43%	12,555	244	3.89%	64	43	107
Total interest-bearing liabilities	101,668	999	1.97%	91,677	692	1.51%	119	188	307
Noninterest-bearing deposits	29,996			24,937

Other liabilities	2,653			1,981
Total liabilities	134,317			118,595
Shareholders’equity	13,211			12,711

Total liabilities and share- holders’equity	$147,528			$131,306

Net interest income		$3,613			$3,164		$696	$(247)	$449

Net interest spread			4.92%			5.07%

Net interest expense to average earning assets			1.49%			1.18%

Net interest margin			5.39%			5.40%

(1) Includes loan fees.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

Provision for Loan Loss

A provision for loan loss of $45,000 was recorded in the three months ended June 30, 2005 compared to no provision of in the same period in 2004. A provision of $215,000 for the six months ended June 30, 2005 compares to a benefit recorded in the amount of $360,000 in 2004. The allowance for loan losses at June 30, 2005 was 1.6% of gross loans, as compared to 1.5% at December 31, 2004. There was one small non-performing loan at June 30, 2005. Management is satisfied that the reserve is adequate for potential loan losses in the loan portfolio at June 30, 2005. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $99,000 or 8.6% for the six months ended June 2005 as compared to the same period in 2004, but decreased $56,000 or 8.8% for the second quarter of 2005 compared to the prior year. Mortgage fee income decreased for the three and six month periods, as expected after a period of the lowest mortgage interest rates in forty years. Other than mortgage loan sales and servicing fees which fluctuate with interest rates, noninterest income increased 26.4% and 16.9% for the six months and three months ended June 2005 as compared to the same period in 2004.

Noninterest Expense

Noninterest expense decreased $424,000 or 10.5% for the six months and $386,000 or 17.7% for the three months ended June 30, 2005 over the same periods one year ago. The decrease is primarily attributable to no payment of a litigation settlement as occurred in second quarter 2004, and lower salaries and benefits as a result of decreased personnel in the real estate mortgage department due to lower activity.

The provision for income taxes at both June 30, 2005 and 2004 remained consistent with expected statutory rates and timing differences associated with the tax treatment of bad debts.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments. The Bank's liquidity position increased during the second quarter ended June 30, 2005 as management put an emphasis on gathering deposits to fund our customer’s borrowing needs. As a result, during the quarter, the loan-to-deposit ratio declined to 99.3% after exceeding 100% at March 31, 2005. Liquidity maintained as excess cash and generally invested as interest-earning deposits with the FHLB increased so as of June 30 the Bank had $2.4 million in such funds compared to $1.0 at March 31, and $0.9 million at December 31, 2004. Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2005, the Bank’s leverage and total risk-based capital ratios were 9.06% and 11.76% respectively, which exceed the well-capitalized threshold.

Item 3. Quantitive and Qualitive Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises principally from interest rate risk in its lending, deposit taking, and borrowing activities. A sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Bank’s financial condition and results of operations.

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of senior management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity.  ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors. The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company’s market risk exposure since December 31, 2004.

Item 4. Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2005, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

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

The Annual Meeting of Stockholders was held on April 26, 2005. There were 2,144,316 shares of common stock that could be voted, and 1,228,548 shares present at the meeting by holders thereof by proxy, which constituted a quorum. The following is a summary of the results of the vote:

Vote for the election of Directors:

Nominees	Term	Votes:	For	Withheld

Patricia Benetti	Three Years		1,221,081	7,467
Doug Feldkamp	Three Years		1,221,081	7,467
Marteen Wick	Three Years		1,216,641	11,907

Item 5.  Other information.

None.

Item 6.  Exhibits and reports on Form 8-K.

(a)	Exhibits.

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

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

_________________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on August 5, 2005.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer
And Director (Chief Executive Officer)

/s/ Joanne Forsberg

Joanne Forsberg
Secretary and Chief Financial Officer
(Principal Financial Officer)