Form 10-Q/A
period 2005-06-30
OREGON PACIFIC BANCORP
filed 2005-09-06
CIK 1216128

FORM 10-Q/A - 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Yes ☐ No ☒
The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 31, 2005, was 2,154,660.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended June 30, 2005. The Quarterly Report on Form 10-Q was originally filed on August 8, 2005 (the “Original Filing”).

For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety. Amendment No. 1 is being filed to revise the following section:

Item 1.	Consolidated Statements of Cash Flows	Net cash from operating activities

Except as described above, no other information in the Amendment No. 1 is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$2,180,097	$1,706,234	$4,559,402	$3,359,243
Interest on investment securities:
U.S. Teasuries and agencies	28,951	69,897	87,920	119,259
State and political subdivisions	80,161	77,507	160,973	156,717
Corporate and other investments	24,518	10,065	52,661	101,835
Interest on deposits in banks	31,870	26,244	46,895	44,386

Total interest income	2,345,597	1,889,947	4,907,851	3,781,440

INTEREST EXPENSE
Interest-bearing demand deposits	176,396	88,088	289,994	174,142
Savings deposits	24,453	28,358	48,803	59,071
Time deposits	175,345	105,240	308,796	215,069
Other borrowings	179,877	124,572	351,554	244,456

Total interest expense	556,071	346,258	999,147	692,738

Net interest income	1,789,526	1,543,689	3,908,704	3,088,702

PROVISION FOR LOAN LOSSES	45,000	-	215,000	(360,000)

Net interest income after
provision for loan losses	1,744,526	1,543,689	3,693,704	3,448,702

NONINTEREST INCOME
Mortgage loan sales and servicing fees	123,723	246,501	285,672	387,954
Service charges and fees	239,469	188,432	471,603	353,439
Trust fee income	156,368	124,747	302,172	267,809
Investment sales commissions	36,020	22,203	63,913	63,939
Other income	28,953	58,765	126,711	77,978

Total noninterest income	584,533	640,648	1,250,071	1,151,119

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NONINTEREST EXPENSE
Salaries and benefits	$1,088,371	$1,195,477	$2,228,788	$2,405,915
Occupancy	221,161	208,606	430,075	400,487
Supplies	41,798	56,142	88,832	119,171
Postage and freight	28,408	29,500	49,425	47,001
Outside services	158,068	158,424	331,939	299,412
Advertising	30,433	25,503	51,232	77,125
Loan collection expense	14,695	36,150	28,543	67,988
Securities and trust department expenses	46,963	31,303	84,932	64,398
Other expenses	168,010	443,171	324,314	560,903

Total noninterest expense	1,797,907	2,184,276	3,618,080	4,042,400

INCOME BEFORE INCOME TAXES	531,152	61	1,325,695	557,421

PROVISION FOR INCOME TAXES	220,702	(19,207)	529,785	171,301

NET INCOME	310,450	19,268	795,910	386,120

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss)
arising during the period, net of tax	55,690	(150,083)	(78,020)	(204,869)

COMPREHENSIVE INCOME	$366,140	$(130,815)	$717,890	$181,251

EARNINGS PER SHARE OF
COMMON STOCK
Basic earnings per share	$0.14	$0.01	$0.37	$0.18
Diluted earnings per share	$0.14	$0.01	$0.37	$0.18

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic earnings per share	2,152,253	2,180,006	2,149,998	2,177,947
Diluted earnings per share	2,158,574	2,182,251	2,155,300	2,180,065

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2003	2,173,592	$4,894,536	$3,331,170	$409,852	$8,635,558

Shares acquired in stock repurchase plan	(46,275)	(344,714)	-	-	(344,714)

Cash dividends paid	-	-	(266,130)	-	(266,130)

Dividends reinvested in stock	21,299	148,340	(148,340)	-	-

Net income and comprehensive income	-	-	1,066,720	(199,137)	867,583

Balance, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	137	1,003	-	-	1,003

Cash dividends paid	-	-	(134,813)	-	(134,813)

Dividends reinvested in stock	10,207	79,078	(79,078)	-	-

Net income and comprehensive income	-	-	795,910	(78,020)	717,890

Balance, June 30, 2005	2,154,660	$4,746,633	$4,565,439	$132,695	$9,444,767

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$795,910	$386,120
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	240,408	221,494
Provision (benefit) for loan losses	215,000	(360,000)
Federal Home Loan Bank stock dividends	(3,000)	(14,500)
Net change in mortgage loans held-for-sale	(538,830)	2,160,466
Gain on disposition of premises, equipment, and other real estate	-	(22,725)
Net increase in accrued interest and other assets	(332,713)	(254,160)
Net increase (decrease) in accrued interest and other liabilities	8,257	(95,417)

Net cash from operating activities	385,032	2,021,278

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	3,058,836	6,451,637
Purchases of available-for-sale-securities	-	(4,185,643)
Net (increase) decrease in interest-bearing deposits in banks	(1,480,165)	758,749
Loans originated, net of principal repayments	(7,666,414)	(13,961,799)
Purchase of premises and equipment	(112,850)	(647,127)
Proceeds from sale of other real estate	-	23,049

Net cash from investing activities	(6,200,593)	(11,561,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	4,207,943	9,729,412
Net increase (decrease) in time deposits	4,166,510	(138,096)
Proceeds from Federal Home Loan Bank borrowings	4,000,000	2,000,000
Repayment of Federal Home Loan Bank borrowings	(5,427,501)	(27,500)
Proceeds from other bank borrowing	-	124,000
Cash dividends paid	(134,813)	(126,474)
Shares acquired in stock repurchase plan	(31,610)	-
Proceeds for issuance of common stock	1,003	-

Net cash from financing activities	6,781,532	11,561,342

NET INCREASE IN CASH AND CASH EQUIVALENTS	965,972	2,021,486

CASH AND CASH EQUIVALENTS, beginning of period	$4,341,385	$4,916,985

CASH AND CASH EQUIVALENTS, end of period	$5,307,357	$6,938,471

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$79,078	$69,372
Unrealized (loss) gain on available for sale securities, net of tax	$(78,020)	$(204,869)
Additions to other real estate owned	$-	$251,927

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

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value
June 30, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(31,563)	$-	$3,968,437
State and political subdivisions	7,291,041	228,195	(1,859)	(1,988)	$7,515,389
Corporate notes	716,113	28,373	-	-	$744,486

	$12,007,154	$256,568	$(33,422)	$(1,988)	$12,228,312

December 31, 2004:

U.S. Treasury and agencies	$5,999,145	$-	$(16,296)	$-	$5,982,849
State and political subdivisions	7,481,028	304,683	(1,562)	-	7,784,149
Corporate notes	1,593,054	64,367	-	-	1,657,421

	$15,073,227	$369,050	$(17,858)	$-	$15,424,419

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

Note 3 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2005	DEC. 31, 2004

Real estate	$16,449,457	$16,821,917
Commercial	94,865,770	87,338,080
Installment	7,127,465	6,644,550
Overdrafts	43,069	51,564

	118,485,761	110,856,111
Allowance for loan losses	(1,857,202)	(1,640,060)
Unearned loan fees	(470,107)	(509,013)
	$116,158,452	$108,707,038
		108707038
Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2005	JUN. 30, 2004

Balance, beginning of the period	$1,640,060	$1,315,955
Provision for losses	215,000	(360,000)
Losses	(1,569)	(34,275)
Recoveries	3,711	720,075

Balance, end of period	$1,857,202	$1,641,755

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings, as reported	$310,450	$19,268	$795,910	$386,120
Deduct: Total stock-based employee compensation
expense determined under the fair value-based
method for all awards, net of related tax effects	(121)	(121)	(242)	(242)

Pro forma net earnings	$310,329	$19,147	$795,668	$385,878

Basic earnings per common share:
As reported	$0.14	$0.01	$0.37	$0.18
Pro forma	$0.14	$0.01	$0.37	$0.18

Diluted earnings per common share:
As reported	$0.14	$0.01	$0.37	$0.18
Pro forma	$0.14	$0.01	$0.37	$0.18

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

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans(1)	$115,346	$4,182	7.25%	$92,349	$3,359	7.27%	$836	$(13)	$823
Investment securities
Taxable securities	7,888	145	3.68%	8,290	233	5.62%	(11)	(77)	(88)
Nontaxable securities (2)	7,255	238	6.56%	6,698	220	6.56%	18	(0)	18
Interest-earning balances due
from banks	3,464	47	2.71%	9,786	44	0.90%	(28)	31	3
Total interest-earning
assets	133,953	4,612	6.89%	117,123	3,856	6.58%	815	(59)	756

Cash and due from banks	4,388			4,849
Premises and equipment, net	5,147			4,992
Other real estate	0			49
Loan loss allowance	(1,774)			(1,471)
Other assets	5,814			5,764

Total assets	$147,528			$131,306

Interest-bearing liabilities:
Interest-bearing checking and
savings accounts	$61,436	$339	1.10%	$58,981	$233	0.79%	$10	$96	$106
Time deposit and IRA accounts	24,376	309	2.54%	20,141	215	2.13%	45	49	94
Borrowed funds	15,856	351	4.43%	12,555	244	3.89%	64	43	107
Total interest-bearing
liabilities	101,668	999	1.97%	91,677	692	1.51%	119	188	307
Noninterest-bearing
deposits	29,996			24,937
Other liabilities	2,653			1,981
Total liabilities	134,317			118,595
Shareholders’ equity	13,211			12,711

Total liabilities and share-
holders’ equity	$147,528			$131,306

Net interest income		$3,613			$3,164		$696	$(247)	$449

Net interest spread			4.92%			5.07%

Net interest expense to average
earning assets			1.49%			1.18%

Net interest margin			5.39%			5.40%

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

The Annual Meeting of Stockholders was held on April 26, 2005. There were 2,144,316 shares of common stock that could be voted, and 1,228,548 shares present at the meeting by holders thereof by proxy, which constituted a quorum. The following is a summary of the results of the vote:

Vote for the election of Directors:

		Nominees	Term	Votes:	For	Against

		Patricia Benetti	Three Years		1,221,081	7,467
		Doug Feldkamp	Three Years		1,221,081	7,467
		Marteen Wick	Three Years		1,216,641	11,907

Item 5.		Other information.

None.

Item 6.		Exhibits and reports on Form 8-K.

(a)	Exhibits.

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

_____________________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on September 2, 2005.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove
Thomas K. Grove
President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg
Joanne Forsberg
Secretary and Chief Financial Officer (Principal Financial Officer)