Form 10-Q
period 2005-09-30
OREGON PACIFIC BANCORP
filed 2005-11-10
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes [  ]          No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes [  ]          No [X]

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of October 31, 2005, was 2,159,285.

OREGON PACIFIC BANCORP

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2005	2004

Cash and due from banks	$5,358,921	$4,341,385
Interest-bearing deposits in banks	5,965,889	873,806
Available-for-sale securities, at fair value	12,012,185	15,424,419
Restricted equity securities	1,023,100	1,020,100
Loans held for sale	1,389,945	1,016,087
Loans, net of allowance for loan
losses and unearned income	117,613,030	108,707,038
Premises & equipment, net	5,007,045	5,188,594
Other real estate owned	-	-
Accrued interest and other assets	1,894,820	1,677,458

Total assets	$150,264,935	$138,248,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand deposits	$31,849,061	$26,591,202
Interest-bearing demand deposits	43,033,556	42,189,535
Savings deposits	17,983,171	19,362,923
Time certificate accounts:
$100,000 or more	14,510,945	10,072,427
Other time certificate accounts	15,996,055	12,844,634

Total deposits	123,372,788	111,060,721

Other liabilities
Federal Home Loan Bank borrowings	10,426,556	11,867,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	1,396,602	1,102,953
Accrued interest and other liabilities	1,067,560	1,201,110

Total liabilities	140,387,506	129,356,590

Stockholders' equity
Common stock, no par value, 10,000,000 shares
authorized with 2,159,285 and 2,148,616 issued
and outstanding at September 30, 2005 and
December 31, 2004, respectively	4,793,847	4,698,162
Undivided profits	5,018,717	3,983,420
Accumulated other comprehensive
income, net of tax	64,865	210,715

Total stockholders' equity	9,877,429	8,892,297

Total liabilities and stockholders' equity	$150,264,935	$138,248,887

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$2,386,065	$1,809,068	$6,945,467	$5,168,311
Interest on investment securities:
U.S. Teasuries and agencies	37,244	47,566	125,164	166,825
State and political subdivisions	80,160	84,156	241,133	240,873
Corporate and other investments	12,238	37,951	64,899	139,786
Interest on deposits in banks	63,705	31,697	110,600	76,083

Total interest income	2,579,412	2,010,438	7,487,263	5,791,878

INTEREST EXPENSE
Interest-bearing demand deposits	195,796	88,172	485,790	262,314
Savings deposits	24,554	24,345	73,357	83,416
Time deposits	224,602	110,378	533,398	325,447
Other borrowings	171,050	158,353	522,604	402,809

Total interest expense	616,002	381,248	1,615,149	1,073,986

Net interest income	1,963,410	1,629,190	5,872,114	4,717,892

PROVISION (BENEFIT) FOR LOAN LOSSES	30,000	-	245,000	(360,000)

Net interest income after
provision for loan losses	1,933,410	1,629,190	5,627,114	5,077,892

NONINTEREST INCOME
Mortgage loan sales and servicing fees	194,024	170,421	479,696	558,375
Service charges and fees	265,000	234,251	736,603	587,690
Trust fee income	156,701	120,985	458,873	388,794
Investment sales commissions	36,486	24,368	100,399	88,307
Other income	236,714	38,576	363,425	116,554

Total noninterest income	888,925	588,601	2,138,996	1,739,720

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NONINTEREST EXPENSE
Salaries and benefits	$1,140,331	$1,174,110	$3,369,119	$3,580,025
Occupancy	233,991	222,774	664,066	623,261
Supplies	42,958	42,091	131,790	161,262
Postage and freight	21,603	21,683	71,028	68,684
Outside services	168,615	140,234	500,554	439,646
Advertising	27,222	36,351	78,454	113,476
Loan collection expense	12,471	26,679	41,014	94,667
Securities and trust department expenses	40,424	41,540	125,356	105,938
Other expenses	181,568	162,504	505,882	723,407

Total noninterest expense	1,869,183	1,867,966	5,487,263	5,910,366

INCOME BEFORE INCOME TAXES	953,152	349,825	2,278,847	907,246

PROVISION FOR INCOME TAXES	370,596	109,182	900,381	280,483

NET INCOME	582,556	240,643	1,378,466	626,763

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss)
arising during the period, net of tax	(67,830)	86,389	(145,850)	(118,480)

COMPREHENSIVE INCOME	$514,726	$327,032	$1,232,616	$508,283

EARNINGS PER SHARE OF
COMMON STOCK
Basic earnings per share	$0.27	$0.11	$0.64	$0.29
Diluted earnings per share	$0.27	$0.11	$0.64	$0.29

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	2,157,123	2,185,943	2,152,399	2,180,632
Diluted	2,166,789	2,189,087	2,158,007	2,182,205

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2003	2,173,592	$4,894,536	$3,331,170	$409,852	$8,635,558

Shares acquired in stock repurchase plan	(46,275)	(344,714)	-	-	(344,714)

Cash dividends paid	-	-	(266,130)	-	(266,130)

Dividends reinvested in stock	21,299	148,340	(148,340)	-	-

Net income and comprehensive income	-	-	1,066,720	(199,137)	867,583

Balance, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	137	1,003	-	-	1,003

Cash dividends paid	-	-	(216,877)	-	(216,877)

Dividends reinvested in stock	14,832	126,292	(126,292)	-	-

Net income and comprehensive income	-	-	1,378,466	(145,850)	1,232,616

Balance, September 30, 2005	2,159,285	$4,793,847	$5,018,717	$64,865	$9,877,429

See accompanying notes

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,378,466	$626,763
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	364,563	363,120
Provision (benefit) for loan losses	245,000	(360,000)
Federal Home Loan Bank stock dividends	(3,000)	(21,000)
Net change in mortgage loans held-for-sale	(373,858)	2,480,216
Loss (gain) on disposition of premises, equipment, and other real estate	3,215	(22,725)
Net increase in accrued interest and other assets	(120,130)	(142,752)
Net increase (decrease) in accrued interest and other liabilities	160,099	(556,527)

Net cash from operating activities	1,654,355	2,367,095

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	3,158,836	6,776,637
Purchases of available-for-sale-securities	-	(5,084,907)
Net increase in interest-bearing deposits in banks	(5,092,083)	(2,978,312)
Loans originated, net of principal repayments	(9,150,992)	(17,383,870)
Purchase of premises and equipment	(175,913)	(756,827)
Proceeds from sale of other real estate	-	40,599

Net cash from investing activities	(11,260,152)	(19,386,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	4,722,128	12,494,374
Net increase in time deposits	7,589,939	1,455,109
Proceeds from Federal Home Loan Bank borrowings	4,900,000	4,000,000
Repayment of Federal Home Loan Bank borrowings	(6,341,250)	(41,250)
Proceeds from other bank borrowing	-	124,000
Cash dividends paid	(216,877)	(196,503)
Shares acquired in stock repurchase plan	(31,610)	-
Proceeds from issuance of common stock	1,003	-

Net cash from financing activities	10,623,333	17,835,730

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,017,536	816,145

CASH AND CASH EQUIVALENTS, beginning of period	$4,341,385	$4,916,985

CASH AND CASH EQUIVALENTS, end of period	$5,358,921	$5,733,130

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$126,292	$108,517
Additions to other real estate owned	$-	$251,928
Change in fair value of AFS securities, net of tax	$(145,850)	$(118,480)

See accompanying notes

Oregon Pacific Banking Co.
Notes to Financial Statements
September 30, 2005 and 2004
(Unaudited)

Note 1 - Basis of Presentation

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

The unaudited interim consolidated financial statements include the accounts of Oregon Pacific Bancorp (“Bancorp”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Oregon Pacific Banking Co. (the “Bank”), after elimination of intercompany transactions and balances. Substantially all activity of Bancorp is conducted through its banking subsidiary.

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Bank’s 2004 Annual Report to Shareholders.

Reclassifications - Certain reclassifications have been made to the 2004 financial statements to conform to current year presentations.

Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of September 30, 2005. One municipal bond’s market value has been less than book value for more than 12 months.

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value
September 30, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(60,938)	$-	$3,939,062
State and political subdivisions	7,190,324	157,677	(5,411)	(2,871)	7,339,719
Corporate notes	713,753	19,651	-	-	733,404

	$11,904,077	$177,328	$(66,349)	$(2,871)	$12,012,185

December 31, 2004:

U.S. Treasury and agencies	$5,999,145	$-	$(16,296)	$-	$5,982,849
State and political subdivisions	7,481,028	304,683	(1,562)	-	7,784,149
Corporate notes	1,593,054	64,367	-	-	1,657,421

	$15,073,227	$369,050	$(17,858)	$-	$15,424,419

For the eight securities exhibiting unrealized losses, that is they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies. The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	SEPT. 30, 2005	DEC. 31, 2004

Real estate	$17,669,689	$16,821,917
Commercial	95,110,180	87,338,080
Installment	7,164,026	6,644,550
Overdrafts	57,402	51,564

	120,001,297	110,856,111
Allowance for loan losses	(1,886,772)	(1,640,060)
Unearned loan fees	(501,495)	(509,013)
	$117,613,030	$108,707,038

Changes in the allowance for loan losses were as follows for the nine-months ended:

	SEPT. 30, 2005	SEPT. 30, 2004

Balance, beginning of the period	$1,640,060	$1,315,955
Provision for losses	245,000	(360,000)
Losses	(2,023)	(40,730)
Recoveries	3,735	720,075

Balance, end of period	$1,886,772	$1,635,300

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. There were $356,000 and $113,000 of loans on nonaccrual status at September 30, 2005 and December 31, 2004, respectively.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either September 30, 2005 or December 31, 2004.

Note 4 - Earnings per Share of Common Stock

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

Note 5 - Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is computed as the difference between a company’s stock price and the option price at the grant date. No compensation cost has been recognized for the Company’s stock option plans and no options were granted during the quarter ended September 30, 2005. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for September 30, 2005 and 2004 would approximate the pro forma amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings, as reported	$582,556	$240,643	$1,378,466	$626,763
Deduct: Total stock-based employee
compensation expense determined
under the fair value-based method
for all awards, net of related tax effects	(1,212)	(120)	(3,636)	(359)

Pro forma net earnings	$581,344	$240,523	$1,374,830	$626,404

Basic earnings per common share:
As reported	$0.27	$0.11	$0.64	$0.29
Pro forma	$0.27	$0.11	$0.64	$0.29

Diluted earnings per common share:
As reported	$0.27	$0.11	$0.64	$0.29
Pro forma	$0.27	$0.11	$0.64	$0.29

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended September 30, 2005 and 2004, respectively:

	2005	2004

Dividend yield	2.44%	2.25%
Expected life (years)	7.5	7.5
Expected volatility	14.39%	19.72%
Risk-free rate	4.50%	3.75%

The Financial Accounting Standards Board (FASB) recently announced the release of SFAS No. 123 (R), “Share-Based Payment” which will take effect beginning January 1, 2006. The adoption of SFAS 123 (R)’s fair value method may have a significant impact on our future results of operations; however the actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Note 6 - Recently Issued Accounting Standards

 In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.

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

Critical Accounting Policies and Estimates

On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses and the recorded value of the mortgage servicing asset. Estimates are based upon historical experience, current economic conditions, and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Oregon Pacific Bancorp (“Bancorp”), an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) (collectively the “Company”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution organized under the Oregon Bank Act on December 17, 1979 and authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered from its four branches to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Company has a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp. The business of the Bank is overseen by a Board of Directors selected by the Bancorp Board, the sole owner of the Bank. Currently the respective members of the Board of Directors of the Bank and Bancorp are identical.

The Company reported net income of $583,000 or $.27 per basic share and $1,378,000 or $.64 per basic share for the three months and nine months ended September 30, 2005. This compares to income of $241,000 or $.11 per basic share and $627,000 or $.29 per basic share for the same periods in the prior year. The primary reason for the increase for both the third quarter and year-to-date periods is the increase in the net interest income as a result of increased loan balances. Additionally the increase in net income for the nine months ended September 30, 2005 was the result of several other factors including:

•
a reimbursement received and recognized in the third quarter from its insurance company for a litigation settlement initially paid and expensed in the second quarter of 2004 that increased earnings per share by $0.05;

•	the collection during the first quarter of 2005 of interest and fees related to a charged-off loan (for which a recovery to the allowance for loan losses was recorded in 2004);
•	an increase in net interest income due to an upward movement of interest rates on variable interest loans, partially offset by an increase in deposit interest expense for the same reason;
•	the effects of reduced staffing at the end of the third quarter of 2004 primarily in the real estate mortgage loan department due to decreased refinancing activity, and;
•	the closing of the Sutherlin branch on December 31, 2004.

Material Changes in Financial Condition

Total assets at September 2005 were $150,265,000 compared to $138,249,000 at December 31, 2004, an increase of $12,016,000 (8.7%). The increase was due to an increase in net loans of $8,906,000 (8.2%) funded by an increase in customer deposits which increased $12,312,000 (11.1%), and a sale of available-for-sale securities. Much of the deposit increase was in interest-free demand deposits helping the Bank maintain its net interest spread.

Investments
Investment securities totaled $12.01 million as of September 30, 2005, a decrease of $3.41 million, or 22.1%, compared to December 31, 2004. The decrease in investment securities resulted from sales of several securities in the second quarter in the amount of $2.6 million and the maturity of $539,000 of securities. The investment securities portfolio contains bank-qualified municipal securities, debt issued by government agencies and corporations, and restricted equity securities. Qualifying securities may be pledged as collateral for public agency or other deposits. At September 30, 2005, market values of $8.32 million, or 69.3%, of the portfolio was pledged, compared to $5.29 million, or 34.3%, at December 31, 2004, and $5.71 million, or 38.3%, at September 30, 2004.

Net unrealized gains on available-for-sale and equity securities at September 30, 2005, were $108,000 or $65,000 net of tax, compared to a net gain of $351,000, or $211,000 net of tax, and $486,000, or $291,000 net of tax, at December 31, 2004, and September 30, 2004, respectively. The decrease in the net unrealized gain as of September 30, 2005 is attributed to an overall increase in interest rates since the beginning of the year. Management, at this time, has no plans to liquidate the available-for-sale securities.

Loans
The Bank’s net loan portfolio (excluding loans held for sale), at September 30, 2005, was $117.61 million, an increase of $8.91 million, or 8.2% over December 31, 2004, and an increase of $17.40 million, or 17.3%, over September 30, 2004. Growth has been primarily in the commercial real estate sector at all locations. A portion of the increase has been in Small Business Administration 504 loans where the Bank has found a niche with its guaranteed lending program.

The Bank’s Mortgage Department originates and funds mostly single-family mortgage loans. These loans are normally committed for sale on the secondary market, and are generally held by the Bank for less than 30 days in an account titled “Loans held for sale” on the balance sheet before being sold. At September 30, 2005, loans held for sale totaled $1.39 million compared to $1.02 million and $1.58 million at December 31, 2004 and September 30, 2004, respectively. At September 30, 2005, $487,000 of loans held for sale exceeded the typical 30 days on the balance sheet, for which rates have been fixed. The loans are carried at the lower of cost or market in the aggregate at September 30, 2005 and have a recognized loss of $951.

Non-performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). The Bank does not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.

At September 30, 2005, the Bank’s total non-performing assets were $356,000, as compared to $113,000 and $307,000 at December 31, 2004, and September 30, 2004, respectively. The ratio of non-performing assets to total assets at September 30, 2005 was 0.23% compared to 0.08% and 0.22% at December 31, 2004 and September 30, 2004, respectively.

Allowance for Loan Losses
The allowance for loan losses represents a reserve on the balance sheet that is an estimate of potential losses associated with the loan portfolio and deposit account overdrafts as of the reporting date. The allowance for loan losses is evaluated based on a systematic approach each month. Increases to the allowance occur either through recoveries of previously charged off loans or through an expense that is charged to the provision for loan losses in the income statement. Decreases occur when loan or overdraft losses are recognized. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis.

This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are adversely classified or are in a troubled state as identified by the Bank’s internal risk rating system. An additional amount is allocated for the balance of the loans in the portfolio that are not classified. Additional amounts may be added as an estimated risk due to current regional and national economic conditions and trends, specific economic circumstances that may affect borrowers’ individually and collectively, and various other factors that Management considers appropriate for allocation to specific loans or loan categories.

Deposits
The bank offers various deposit accounts, including interest bearing checking, savings, money market, certificates of deposit and non-interest bearing checking accounts. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are the Company’s primary source for funding loan growth.

At September 30, 2005, the Bank had $123.37 million in total deposits, which represented an increase of $12.31 million or 11.1% over December 31, 2004 and an increase of $11.96 million or 10.7% over September 30, 2004. Deposit account growth in the first nine months of 2005 has occurred primarily in non-interest and certificates of deposit. This increase in demand deposits was partially offset by a decrease of $1.38 million, or 7.1%, in savings accounts during the same period. Since the beginning of the year, non-interest bearing demand accounts have increased $5.26 million, or 19.8% and certificates of deposit accounts have increased $7.59 million, or 33.1%. The growth in these accounts can be attributed to continued growth in the Coos Bay and Roseburg branches as well as special certificates of deposit promotions.

Borrowings
The Bank’s borrowings are through advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2005, borrowings from FHLB totaled $10.43 million, a decrease of $1.44 million from $11.87 million previously reported at December 31, 2004, and a decrease of $1.46 million as compared to $11.88 million at September 30, 2004. The Bank also has available lines of credit at correspondent banks to purchase Fed Funds as a source for short-term funding. There were no fed funds purchased as of September 30, 2005, December 31, 2004 or September 2004. The Bank uses fixed rate borrowings to match fund fixed rate loans. The Company also has an obligation to pay interest and, at maturity, principal on the “trust preferred securities” issued by Oregon Pacific Statutory Trust I.

Off-Balance Sheet Items — Commitments/Letters of Credit
In the normal course of business to meet the financing needs of its customers, The Bank is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit, and unused checklines. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the Company’s balance sheets. At September 30 the Bank had outstanding commitments greater than one-year to extend credit in the amount of $14,651,000, letters of credit of $573,000, and unused checklines of $518,000.

Results of Operations

Net interest income
Net interest income is the Bank’s primary source of revenue. Net interest income is the difference between interest income earned from loans and the investment portfolio, and interest expense paid on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in rate. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities.

The Company’s net interest income on a tax-equivalent basis and excluding the one-time interest repayment disclosed above (for better comparability) was $5,617,000 for the nine months ended September 30, 2005 compared to $4,832,000 for the same period in 2004 (see Table 1). The $785,000 increase was primarily due to an increase in average loan balances and an increase in rates on variable rate loans but was partially offset by an increase in the rates paid on deposits and borrowed funds. Average loans were up $20,781,000, while average rates on loans were up 0.31%. Average interest-bearing liability balances were up $9,640,000 while average rates on deposits and borrowed funds were up 0.55%. The net interest spread, which is the difference between the average yield of interest-earning assets less the cost of interest-bearing liabilities, increased 0.04% during the first nine months of 2005 compared with the first nine months of 2004. As a consequence of net interest income growing at a faster pace than interest-earning assets, the net interest margin increased to 5.56% compared to 5.37% for the nine month period in the prior year.

Table I

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change

Interest-earning assets:
Loans (1)	$116,404	$6,568	7.52%	$95,623	$5,168	7.21%	$1,129	$271	$1400
Investment securities
Taxable securities	6,230	195	4.17%	8,139	324	5.31%	(76)	(53)	(129)
Nontaxable securities (2)	7,211	358	6.62%	6,524	338	6.91%	36	(16)	20
Interest-earning balances due
from banks	4,769	111	3.10%	9,614	76	1.05%	(38)	73	35
Total interest-earning
assets	134,614	7,232	7.16%	119,900	5,906	6.57%	1,051	275	1326

Cash and due from banks	4,609			5,230
Premises and equipment, net	5,117			5,162
Other real estate	0			114
Loan loss allowance	(1,806)			(1,528)
Other assets	743			2,341
	2,693
Total assets	$145,970			$131,219

Interest-bearing liabilities:
Interest-bearing checking and
savings accounts	$61,881	$559	1.20%	$59,463	$346	0.78%	$14	$195	$209
Time deposit and IRA accounts	25,884	533	2.75%	20,359	325	2.13%	92	120	212
Borrowed funds	15,376	523	4.54%	13,679	403	3.93%	50	70	120
Total interest-bearing
liabilities	103,141	1,615	2.08%	93,501	1,074	1.53%	156	385	541
Noninterest-bearing
deposits	30,768			26,739
Other liabilities	2,693			2,258
Total liabilities	136,602			122,498
Shareholders’ equity	9,368			8,721

Total liabilities and share-
holders’ equity	$145,970			$131,219

Net interest income		$5,617			$4,832		$895	$(110)	$785

Net interest spread			5.08%			5.04%

Net interest expense to average
earning assets			1.60%			1.19%

Net interest margin			5.56%			5.37%

1) Includes loan fees
2) On a tax-equivalent basis

Provision for Loan Loss
A provision for loan losses of $30,000 was recorded in the three months ended September 30, 2005 compared to no provision in the same period in 2004. A provision of $245,000 was recorded for the nine months ended September 30, 2005 compared to a benefit of $360,000 in 2004. The allowance for loan losses at September 30, 2005 was 1.6% of gross loans, compared to 1.5% at December 31, 2004. The increase in the provision for loan losses was primarily the result of loan growth in the nine months of 2005 whereas 2004’s reduction to the allowance for loan loss was the result of a recovery on a previously written off loan. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income
Noninterest income increased $300,000 or 51.0% and $399,000 or 23.0% for the three and nine months ended September 2005 as compared to the same periods in 2004. The primary reason for the increase is the reimbursement received and recognized in the third quarter from the insurance company for a litigation settlement initially paid and expensed in the second quarter of 2004. The increase in the first nine months of 2005 compared to the same period in of 2004 also includes an increase in service charges for fees for non-customers using two new ATM’s.

Noninterest Expense
Noninterest expense decreased $423,000 or 7.2% for the nine months and increased $1,000 or 0.1% for the three months ended September 30, 2005 over the same periods one year ago. The increase is attributable primarily to a decrease in salaries and benefits as noted above, partially offset by a higher incentive compensation accrual over the same period in 2004. “Other” expenses decreased primarily as a result of a litigation settlement recorded in second quarter of 2004.

The Federal Reserve Board approved the Bank’s request to close the Sutherlin branch effective December 31, 2004. The branch, located in a local supermarket, did not meet the Bank’s deposit growth goals and the Board of Directors approved the redeployment of Bank resources to more profitable venues. Expense savings are reflected in all noninterest expense categories.

The provision for income taxes at both September 30, 2005 and 2004 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments.

Liquidity and Capital Resources

Shareholders’ Equity
September 30, 2005 shareholders’ equity was $9,877,000, an increase of $985,000 from December 31, 2004. This change resulted from net income, partially offset by cash dividends paid ($217,000) and a decrease in unrealized gains on available-for-sale securities ($146,000). On September 21, 2004, Bancorp’s Board of Directors adopted a corporate resolution allowing a stock repurchase program in order to increase the liquidity and marketability of the Company’s stock. The program was approved by the Oregon State Division of Finance and Corporate Securities. The Company initiated purchases in October 2004.There were $376,000 of repurchases before repurchases ceased.

Subsequent to quarter end, Bancorp declared a cash dividend of $0.06 per share.

Liquidity
Liquidity management involves the ability to meet cash flow requirements. The Bank’s major sources of liquidity are customer deposits, maturities or calls of investment securities, the use of borrowing arrangements with the Federal Home Loan Bank of Seattle, and net cash provided by operating activities. The Bank’s investment portfolio is another source of funds, if needed. The investment portfolio is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale.

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals, and other financial commitments. Management is satisfied that liquidity is sufficient at September 30, 2005. There are no known trends, events, regulatory authority recommendations, or uncertainties that management is aware of that will have or that are likely to have a material adverse effect on the Bank's liquidity, capital resources, or operations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2005, the Bank’s leverage and total risk-based ratios were 9.10% and 11.83% respectively, which exceed the well-capitalized threshold.

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

Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Company’s financial condition and results of operations.

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

Item 4.  Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of September 30, 2005, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

PART 2. OTHER INFORMATION

Item 1.  Legal proceedings.

As of the date of filing this Form 10-Q neither Bancorp nor the Bank was party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against the Company which, if determined adversely, would have a material effect on the business or its financial position.

Item 2.  Unregistered sales of equity securities and use of proceeds.

In August 2004 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares on Bancorp common stock for cash in addition to the automatic reinvestment of cash dividends. In February , 137 shares were sold at $7.30 per share as part of the new Plan.

Item 3.  Defaults upon senior securities.

None.

Item 4.  Submission of matters to a vote of security holders.

None.

Item 5.  Other information.

None.

Item 6.  Exhibits and reports on Form 8-K.

(a)          Exhibits

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

10.2
Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31,2003 filed with the Securities and Exchange Commission on March 30, 2004).

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
_______________________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on November 10, 2005.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer
And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Secretary and Chief Financial Officer
(Principal Financial Officer)