Form 10-K
period 2005-12-31
OREGON PACIFIC BANCORP
filed 2006-03-30
CIK 1216128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

OREGON PACIFIC BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Oregon	000-50165	71-0918151
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1355 Highway 101, Florence, Oregon
(Address of principal executive officers)

97439
(Zip Code)

541-997-7121
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity on March 15 was 2,174,230 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement dated March 30, 2006, for the 2006 Annual Meeting of Shareholders (“Proxy Statement”) and the 2005 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

OREGON PACIFIC BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3

PART I

Item 1.	Business	3-14
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15-16
Item 6.	Selected Financial Data	17-18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39-40
Item 8.	Financial Statements and Supplementary Data	41-72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73

PART III

	(Items 10 through 14 are incorporated by reference from Oregon Pacific Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2006)

Item 10.	Directors and Executive Officers of the Registrant	73-74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions	74
Item 14.	Principal Accountant Fees and Services	74

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	74-76
Signatures		77-78
Exhibit Index		79

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

GENERAL

Oregon Pacific Bancorp (“Bancorp”), an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Banking Co. (the “Bank”) (collectively “the Company”) effective January 1, 2003. The Company is headquartered in Florence, Oregon.

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

The Company operates through a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors of the Bank, selected by the Board of Directors of Bancorp, the sole owner of the Bank. Currently the respective members of the Board of Directors of Bancorp and the Bank are identical.

BUSINESS STRATEGY

The Company’s strategy is to build on the Bank’s position as a leading community-based provider of financial services in its service areas. The key to success of this strategy is to continue to give exceptional personal service to our customers by providing a high level of service with prompt, accurate, and friendly banking services and by supporting and participating in the activities of the communities we serve. The Bank seeks to maintain high asset quality through strict adherence to established credit policies, trained personnel, and periodic loan reviews. The Bank’s primary marketing focus is on small to medium-sized businesses and on professionals and individuals in Florence, Coos Bay, Roseburg, and other coastal and inland regions in Oregon.

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

Technology-Based Products and Services. The Bank uses both traditional and new technology to support its focus on personal service. The Bank now offers on-line real-time Internet banking services through its dedicated website at http://www.opbc.com. Additionally, the Bank offers “Banking on Call”, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the four branch locations, as well as two machines in non-Bank locations. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Consumer Loans. Although the Bank does not actively solicit consumer loans, the Bank provides loans to individual borrowers, as a convenience to existing customers, for a variety of purposes including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

Senior Customer Services. Since a significant portion of the Bank’s consumer market, especially in Florence, consists of senior citizens the Bank offers several special products and programs aimed at this group. These include a reduced rate checking account and other products targeted to the senior market. The Bank also services customers living at Spruce Point, an assisted living facility in Florence, via its mobile branch.

Overdraft Protection. Overdraft Protection is a service that provides qualified customers with virtually automatic protection by establishing an overdraft privilege amount. Each checking account usually receives an Overdraft Protection amount of $300 or $500 based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Protection limit, with each item being charged the Bank’s regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Protection is designed to protect customers from the embarrassment of having checks declined because of non-sufficient funds.

Investment Products. Through an arrangement with a registered securities broker-dealer, an investment and brokerage service department under the assumed name “Oregon Pacific Financial Services” offers a wide range of financial products and services to consumers in Florence at their new building located at 733 Highway 101 and at its Roseburg branch. Mutual funds, traditional and Roth IRAs, SEPs, tax sheltered annuities, and other financial products and retirement planning services are available. In December the Bank changed its registered securities broker-dealer from UVEST Investment Services to LPL Financial Services, the number one independent broker dealer in the nation for the last ten years.

Trust and Asset Management Services. The Bank operates a full service trust department located at its main branch and in Coos Bay. The department functions as a trustee for irrevocable trusts, agent for living trusts and estate settlement, or custodian for self-directed IRAs.

Other Services. Other services offered include safe deposit boxes in Florence; letters of credit; travelers’ checks; direct deposit of payroll, social security and dividend payments; and automatic payment of insurance premiums and mortgage loans.

LENDING ACTIVITIES

The Bank provides a broad range of real estate and commercial lending services. Currently, the primary focus of the Bank’s lending activities involves residential real estate financing, both for its own loan portfolio and for resale in the secondary market, and commercial loans, including loans to professionals and real estate construction loans.

Mortgage Loans. The Bank originates conventional and federally insured residential mortgage loans, mostly for sale in the secondary market. The Bank has mortgage loan representation in Florence, Roseburg, and Coos Bay. The Bank believes that its local decision-making, which allows for quick response to a mortgage loan request, and sales of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) that are serviced locally, provide personalized, quality service to its customers.

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

Another source of competition is the array of online banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. The Bank has online banking services on a real-time basis providing instant balances compared to most financial providers having only nightly updates. Bank management believes, however, that most of its customers will continue to want the personal, locally-based services that it offers.

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

EMPLOYEES

As of December 31, 2005, the Bank had 92 full-time equivalent employees compared to 88 at December 31, 2004. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

SUPERVISION AND REGULATION

GENERAL

The Company is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders of Bancorp. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Bank. The operations of the Bank may also be affected by changes in the policies of banking and other government regulators. Management cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, including tax laws, may have in the future.

FEDERAL AND STATE BANK REGULATION

General. The Bank is an Oregon state-chartered bank, with deposits insured by the Federal Deposit Insurance Corporation ("FDIC”). The Bank is a Federal Reserve member bank. Accordingly, the Bank files financial and other reports periodically with, and is regularly examined by, the Oregon Director of Banks (“Oregon Director”), FDIC, and the Federal Reserve.

CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal Bancorp shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

BANK HOLDING COMPANY REGULATION - FEDERAL REGULATIONS

As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System (“FRB”). BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking.

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

Bancorp and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. The bank anti-tying rules do not apply to the non-bank subsidiaries of a bank holding company.

The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a reputable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares of Bancorp, or obtain control over the Company.

BANK HOLDING COMPANY REGULATION - STATE REGULATIONS

As corporations chartered under the laws of the State of Oregon, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. These include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

DEPOSIT INSURANCE

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. The Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.

The FDICIA includes provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank’s FDIC insurance expense for 2005 was approximately $15,000.

REGULATORY DIVIDEND RESTRICTIONS

The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director may suspend the payment of dividends if it is determined that the payment would cause a bank's remaining stockholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, the Company is not currently subject to any regulatory restrictions on its dividends.

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

EFFECTS OF GOVERNMENT MONETARY POLICY

The earnings and growth of the Bank are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

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

SEC Regulations:  Strengthening the SEC's Requirements Regarding Auditor Independence

The SEC adopted amendments to its existing requirements regarding auditor independence to enhance the independence of accountants that audit and review financial statements and prepare attestation reports filed with the Commission. The final rules recognize the critical role played by audit committees in the financial reporting process and the unique position of audit committees in assuring auditor independence. Consistent with the direction of Section 208(a) of the Act, the SEC adopted rules to: revise the Commission's regulations related to the non-audit services that, if provided to an audit client, would impair an accounting firm's independence; require that an issuer's audit committee pre-approve all audit and non-audit services provided to the issuer by the auditor of an issuer's financial statements; prohibit certain partners on the audit engagement team from providing services to the issuer for more than five or seven consecutive years, depending on the partner's involvement in the audit, except that certain small accounting firms may be exempted from this requirement; prohibit an accounting firm from auditing an issuer's financial statements if certain members of management of that issuer had been members of the accounting firm's audit engagement team within the one-year period preceding the commencement of audit procedures; require that the auditor of an issuer's financial statements report certain matters to the issuer's audit committee, including "critical" accounting policies used by the issuer; and require disclosures to investors of information related to audit and non-audit services provided by, and fees paid to, the auditor of the issuer's financial statements. In addition, under the final rules, an accountant would not be independent from an audit client if an audit partner received compensation based on selling engagements to that client for services other than audit, review and attest services. The rules were effective May 6, 2003.

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

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various uncertainties, such as general economic conditions, changes in market interest rates, intense competition, growth and management, government regulation, and credit risk. Please see “Item 1. Business” and “Factors That May Affect Future Results of Operations” on page 35 for a full discussion of these items.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

LOCATION	ADDRESS	SQUARE FEET	DATE OPENED OR ACQUIRED	OWNED (O) OR LEASED (L)
FULL SERVICE BANKING OFFICES:

Florence (Main Branch)	1355 Highway 101	12,896	1980	O

Florence (Safeway Branch)	700 Highway 101	475	1995	L

Roseburg	2555 NW Edenbower	9,731	2004	O

Coos Bay	915 S First Street	7,834	2003	O

OTHER OFFICES:

Loan Center	705 Ninth Street, Florence	7,826	2002	L

Oregon Pacific Financial Services	733 Highway 101, Florence	2,024	2006	O

The Company’s office is located in the main branch of the Bank. Leases include multiple renewal options for Florence’s Safeway branch and the Loan Center. Land next to the Coos Bay property on which the customer parking lot is located is leased. That lease has a “mandatory purchase option” requiring the Bank to purchase the land at the end of two years for $330,000 if required by the seller, or at the end of seven years for $360,000. The Bank will begin building a customer service building on the west side of the main office that will house the loan center and the trust and asset management and the brokerage divisions. Completion is expected in mid 2007.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing of this Form 10-K the Company was not a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against the Company which, if determined adversely, would have a material effect on the business or financial position of the Bank or Bancorp. The Company may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or through an appearance as a creditor in a bankruptcy case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to the vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Bancorp’s common stock, no par value, have been available for purchase and sale on the OTC Bulletin Board of NASDAQ, under the symbol “OPBP,” since January 1, 2003. Prior to the formation of the Bancorp as the Bank’s holding company, Oregon Pacific Banking Company’s stock was traded on the same system under the symbol “OPBC.” At March 16, 2006, the stock was held by approximately 675 shareholders.

The following table sets forth the high and low bid information for the Company’s stock for each calendar quarter of 2004 and 2005 and through February 28, 2006. The information was obtained from Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

COMMON STOCK
HIGH AND LOW CLOSING BID			CASH
PERIOD	HIGH BID PRICE	LOW BID PRICE	DIVIDENDS

January 1 – March 31, 2004	$8.35	$6.90	$0.04
April 1 – June 30, 2004	$8.00	$7.10	$0.05
July 1 – September 30, 2004	$7.15	$6.60	$0.05
October 1 – December 31, 2004	$7.80	$7.10	$0.05

January 1 – March 31, 2005	$8.75	$7.25	$0.05
April 1 – June 30, 2005	$11.15	$8.55	$0.05
July 1 – September 30, 2005	$10.75	$9.75	$0.06
October 1 – December 31, 2005	$11.85	$10.30	$0.06
January 1 – February 28, 2006	$12.75	$11.75	$0.06

Bancorp paid cash dividends of $0.22 and $0.19 per share for the years 2005 and 2004, respectively. Payment of dividends has been at the discretion of the Company’s Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs, and the Company’s operating financial condition, among other factors. Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company’s total assets would not at least equal the sum of its total liabilities.

In September 2004, Bancorp approved a stock repurchase plan to repurchase up to $500,000 of stock. As of December 31, 2005, the Company had repurchased 50,575 shares of stock under this plan, at a total cost of $376,300 and an average price of $7.44 per share.

In August 2004, the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends. During 2005 1,081 shares were sold at an average price of $10.18 per share as part of the Plan.

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

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001

INCOME STATEMENT DATA
Interest income	$9,974,657	$7,808,911	$7,112,283	$6,385,028	$6,040,441
Interest expense	2,282,774	1,483,995	1,554,368	1,705,955	2,136,830
Net interest income	7,691,883	6,324,916	5,557,915	4,679,073	3,903,611

Loan loss provision	215,000	(355,000)	170,000	280,100	3,000

Net interest income after provision for loan losses	7,476,883	6,679,916	5,387,915	4,398,973	3,900,611

Noninterest income	2,794,163	2,407,276	2,449,301	2,061,585	1,414,437
Noninterest expense	7,495,350	7,503,388	6,498,050	5,386,688	4,159,578
Income before provision for income taxes	2,775,696	1,583,804	1,339,166	1,073,870	1,155,470
Provision for income taxes	910,324	517,084	377,327	252,061	260,635

Net income	$1,865,372	$1,066,720	$961,839	$821,809	$894,835

DIVIDENDS
Cash dividends declared and paid	$472,727	$414,470	$365,701	$381,845	$1,587,648
Ratio of dividends to net income	25.34%	38.85%	38.02%	46.46%	177.42%
Cash dividends per share	$0.22	$0.19	$0.17	$0.18	$0.75

PER SHARE DATA (1)
Basic earnings per common share	$0.87	$0.49	$0.45	$0.39	$0.42
Diluted earnings per common share	$0.86	$0.49	$0.45	$0.39	$0.42
Book value per common share	$4.74	$4.14	$3.97	$3.70	$3.37
Weighted average shares outstanding:
Basic	2,154,932	2,178,531	2,155,100	2,124,904	2,118,831
Diluted	2,162,826	2,180,609	2,156,802	2,131,252	2,119,650

BALANCE SHEET DATA
Investment securities	$12,666,657	$16,444,519	$17,844,388	$14,744,887	$22,499,503
Loans, net	$117,985,801	$108,707,038	$82,722,328	$70,988,652	$52,843,530
Total assets	$150,441,005	$138,248,887	$120,676,292	$107,019,888	$86,586,515
Total deposits	$121,329,256	$111,060,721	$97,464,404	$88,515,051	$72,316,796
Stockholders' equity	$10,263,231	$8,892,297	$8,635,558	$7,892,922	$7,111,315

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001

SELECTED RATIOS
Return on average assets	1.27%	0.80%	0.83%	0.88%	1.14%
Return on average equity	21.62%	12.00%	11.21%	10.86%	11.95%
Net loans to deposits	97.24%	97.88%	84.87%	80.20%	73.07%
Net interest margin	5.42%	5.25%	5.34%	5.53%	5.62%
Efficiency ratio (1)	71.48%	85.93%	81.15%	79.91%	78.22%

ASSET QUALITY RATIOS
Reserve for loans losses to:
Ending total loans	1.53%	1.47%	1.49%	1.51%	1.58%
Nonperforming assets (2)	521.91%	1451.33%	13160.00%	662.71%	207.49%
Non-performing assets to ending total assets	0.24%	0.08%	0.00%	0.17%	0.50%
Net loan charge-offs to average loans	0.00%	-0.69%	0.03%	0.01%	0.25%

CAPITAL RATIOS (BANK)
Average stockholders' equity to average assets	9.19%	9.53%	7.44%	8.08%	9.57%
Tier I capital ratio (3)	11.0%	10.5%	12.6%	9.1%	11.0%
Total risk-based capital ratio (4)	12.3%	11.8%	13.9%	10.4%	12.3%
Leverage ratio (5)	9.3%	8.9%	10.2%	7.2%	8.7%

(1)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.
(3)	Tier I capital divided by risk-weighted assets.
(4)	Total capital divided by risk-weighted assets.
(5)	Tier I capital divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read together with Oregon Pacific Bancorp’s consolidated financial statements and related notes which are included elsewhere in this Form 10-K.

Oregon Pacific Bancorp’s goal is to continue to grow its earning assets and return on equity while keeping its asset quality high. The key to this is to emphasize personalized, quality banking products and services for its customers, to hire and retain competent management and administrative personnel, and to respond quickly to customer demand and growth opportunities. The Company also intends to continue expansion into markets where opportunities exist due to mergers and acquisitions and to increase its market penetration in its existing markets through the introduction of new or existing financial services products.

For the year ended December 31, 2005, consolidated net income was $1,865,000, representing an increase of 74.87% from net income of $1,067,000 earned during the year ended December 31, 2004. Net income for 2004 was up 10.90% from net income of $962,000 earned during the year ended December 31, 2003. Diluted earnings per share were $0.86, $0.49, and $0.45 for the years ended December 31, 2005, 2004, and 2003, respectively. Return on average assets was 1.27% for the year ended December 31, 2005, compared with 0.80% for the year ended December 31, 2004, and 0.83% in 2003. Return on average equity was 21.62% for the year ended December 31, 2005, compared with 12.00% for the year ended December 31, 2004, and 11.21% for the year ended December 31, 2003. The increase in earnings for the year ended December 31, 2005, can be attributed primarily to the growth in net loans in 2005 and 2004 (42.6%) while decreasing 2005 noninterest expenses slightly from 2004.

Company assets grew from $138.25 million to $150.44 million, or 8.82% from year-end 2004 to 2005, and 14.56% from December 31, 2003 to December 31, 2004 from $120.68 million. Most of the growth was an increase in commercial loans in the new market areas, as net loans grew from $108.71 million to $117.99 million, an increase of 8.82% from year-end 2004 to 2005, and from $82.72 million, an increase of 31.41% the year before. The net growth in earning assets in 2005 was funded by a growth in customer deposits. Stockholders’ equity increased in 2005 while the Company paid 25.34% of income as dividends to stockholders.

While 2005 was a year of realizing profitability from the branches originally opened in 2003, we are optimistic that further improvement can be achieved in 2006 and beyond. Of course, unforeseen events such as an economic slowdown or significant interest rates changes by the Federal Reserve could impact future results, but nonetheless we believe that the Company’s future is bright. We further believe that our proven business model characterized by strong asset quality, capital strength, and prudent reserves is the most effective way to deal with the inevitable economic uncertainties and to maximize shareholder value over time.

Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001

(Dollars in Thousands)

Net income	$1,865	$1,067	$962	$822	$895
Average assets	147,429	134,102	115,436	93,607	78,174
RETURN ON AVERAGE ASSETS	1.27%	0.80%	0.83%	0.88%	1.14%

Net income	$1,865	$1,067	$962	$822	$895
Average equity	8,628	8,889	8,578	7,568	7,485
RETURN ON AVERAGE EQUITY	21.62%	12.00%	11.21%	10.86%	11.95%

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. As of December 31, 2005, approximately 87% of the Bank’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

RESULTS OF OPERATIONS

Net Interest Income/Net Interest Margin

Net interest income, before the provision for loan loss, for the year ended December 31, 2005 was $7.69 million, an increase of 20.60% compared to net interest income of $6.32 million in 2004, and an increase of 14.66% compared to net interest income of $5.56 million in 2003. The overall tax-equivalent earning asset yield was 7.08% in 2005 compared to 6.45% in 2004 and 6.79% in 2003. For the same years, rates on interest-bearing liabilities were 2.20%, 1.56%, and 1.84%, respectively. The increasing rates were primarily due to outside economic factors creating pressure on interest yields and rates.

Total interest-earning assets averaged $137.82 million for the year ended December 31, 2005, compared to $123.45 million for the corresponding period in 2004. The increase was due to loan growth primarily from the Roseburg branch and Small Business Administration loans originated in Florence.

Interest-bearing liabilities averaged $103.90 million for the year ended December 31, 2005 compared to $95.30 million for the same period in 2004. The increase was due to a growth in certificates of deposit as consumers seek out higher interest with the safety of bank deposits.

Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 85.91% of average earning assets during 2005, compared to 80.53% in 2004 and 77.94% in 2003. During the same periods, average yields on loans were 7.47% in 2005, 7.02% in 2004, and 7.56% in 2003. Investment securities plus interest-bearing balances at banks comprised 14.09% of average earning assets in 2005, which was down from 19.47% in 2004 and 22.06% in 2003. Tax equivalent interest yields on investment securities have ranged from 5.25% in 2005 to 5.85% in 2004 and 5.11% in 2003.

Interest cost, as a percentage of earning assets, increased to 1.66% in 2005, compared to 1.20% in 2004 and 1.45% in 2003. Local competitive pricing conditions and funding needs for the Bank’s investments in loans have been the primary determinants of rates paid for deposits during these three years.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

	YEAR ENDED DECEMBER 31, 2005			YEAR ENDED DECEMBER 31, 2004			YEAR ENDED DECEMBER 31, 2003
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(dollars in thousands)
Interest-earning assets:
Loans (1),(3)	$118,404	$8,842	7.47%	$99,411	$6,974	7.02%	$83,634	$6,324	7.56%
Investment securities
Taxable securities	6,728	256	3.80%	8,399	422	5.02%	10,458	386	3.69%
Nontaxable securities (2)	7,154	473	6.61%	6,748	464	6.87%	7,128	512	7.18%
Interest-earning balances due from banks	5,533	188	3.40%	8,889	106	1.19%	6,080	63	1.04%
Total interest-earning assets	137,819	9,759	7.08%	123,447	7,966	6.45%	107,300	7,285	6.79%

Cash and due from banks	4,680			5,063			3,871
Premises and equipment, net	5,100			5,217			3,441
Other real estate	-			103			27
Loan loss allowance	(1,829)			(1,555)			(1,245)
Other assets	1,659			1,827			2,042

Total assets	$147,429			$134,102			$115,436

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$61,360	$793	1.29%	$60,092	$467	0.78%	$54,546	$658	1.21%
Time deposit and IRA accounts	27,275	792	2.90%	20,851	450	2.16%	21,287	539	2.53%
Borrowed funds	15,269	699	4.58%	14,354	567	3.95%	8,719	357	4.09%
Total interest-bearing liabilities	103,904	2,284	2.20%	95,297	1,484	1.56%	84,552	1,554	1.84%
Noninterest-bearing deposits	31,121			27,716			20,652
Other liabilities	3,776			2,200			1,654
Total liabilities	138,801			125,213			106,858
Shareholders’ equity	8,628			8,889			8,578

Total liabilities and shareholders’ equity	$147,429			$134,102			$115,436

Net interest income		$7,475			$6,482			$5,731

Net interest spread			4.88%			4.89%			4.95%

Net interest expense to average earning assets			1.66%			1.20%			1.45%

Net interest margin			5.42%			5.25%			5.34%

(1)	Includes nonaccrual loans and mortgage loans held for sale.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(3)	2005 excludes one-time interest repayment of $377,000 for loan charged off in 1998 and recovered in 2004.

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

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2005 OVER 2004			2004 OVER 2003			2003 OVER 2002
(dollars in thousands)	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

Interest-earning assets:
Loans	$1,332	$536	$1,868	$1,193	$(543)	$650	$(125)	$487	$362
Investment securities:
Taxable securities	(84)	(82)	(166)	(76)	112	36	(149)	44	(105)
Nontaxable securities (1)	28	(19)	9	(27)	(21)	(48)	89	(15)	74
Interest-earning balances due from banks	(40)	122	82	29	14	43	(51)	32	(19)
Total	1,236	557	1,793	1,119	(438)	681	(236)	548	312

Interest-bearing liabilities:
Interest-bearing checking and savings accounts
Time deposits	139	203	342	(11)	(78)	(89)	(75)	60	(15)
Borrowed funds	36	96	132	231	(21)	210	(79)	44	(35)
Total	185	615	800	287	(357)	(70)	(188)	238	50

Net increase (decrease) in net interest income	$1,052	$(59)	$993	$832	$(82)	$751	$(48)	$310	$262

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

Provision for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. The Bank applies a systematic process for determining the adequacy of the allowance for loan losses that included an internal loan review function until late fourth quarter 2005 (the loan review function was outsourced in January 2006) and a monthly analysis of the adequacy of the allowance. Management believes the reserve for loan losses is adequate to absorb potential losses on identified problem loans as well as inherent losses at historical and expected levels.

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

For the years ended December 31, 2005 the Bank charged $215,000 to its provision for loan losses, compared to a reduction of $355,000 in 2004 and charges of $170,000 in 2003. The increased provision in 2005 was due to loan growth while the decreased allowance provision in 2004 reflects a large loan recovery.

For the year ended December 31, 2005, loan recoveries exceeded charge-offs by $3,000 as compared to $679,000 in 2004. All net charge-offs incurred by the Bank were small in amount and generally were concentrated in the installment loan category.

Noninterest Income

Total noninterest income over the two-year period from 2003 to 2005 has grown 14.1%. Noninterest income was $2.79 million in 2005, $2.41 million in 2004 and $2.45 million in 2003. Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, trust fee income, and investment and brokerage service sales commissions. The largest piece of noninterest income in 2005 is derived from services charges. Over the past three years service charges have grown significantly to $1.00 million in 2005, from $809,000 in 2004, and $494,000 in 2003. The growth in 2005 and 2004 reflects the new Overdraft Protection service put into place in September of 2003 as well as from the growth in the number of customer accounts, while other deposit charges have remained fairly flat since the Bank offers many demand deposit accounts with no related fees. Other significant noninterest income comes from the real estate mortgage department. Most loans are sold in the secondary market with loan servicing retained. Such income varied from $655,000 in 2005, to $746,000 in 2004, and $1.27 million in 2003. The changes in mortgage loan sales are largely a product of the mortgage rate environment that hit forty-year lows in 2003. Trust fee income increased to $610,000 in 2005, from $539,000 in 2004, and $442,000 in 2003 which reflects the growth in assets under management and the continuing acceptance of the Bank’s trust services within its market areas. “Other income” included an insurance reimbursement received and recognized in 2005 for a litigation settlement initially paid and expensed in 2004.

Noninterest Expense

Noninterest expenses consist principally of employees’ salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of a bank’s ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2005, the efficiency increased as measured by the efficiency ratio to 71.48% compared to 85.93% for the corresponding period of 2004. This is primarily due to the reduction in headcount that took place in fourth quarter of 2004. Sutherlin never reached the efficiency level originally planned and was closed at the end of 2004. These and other cost cutting measures were instituted that led the Company to its most profitable year ever in 2005.

Total noninterest expense was $7.50 million for the both years ended December 31, 2005 and December 31, 2004, and $6.50 million for the year ended December 31, 2003.

Salary and benefit expense, which includes commissions and the employer-paid portion of payroll taxes, was $4.56 million in 2005, $4.47 million in 2004, and $4.15 million in 2003. For the year ended December 31, 2005, Oregon Pacific Banking Co. had an average of 89 full-time equivalent employees which compares to averages of 98 for 2004 and 90 for 2003. As a result of the achievement of company financial and operational goals, 2005 included increased incentive compensation expense.

Occupancy expense consists of depreciation of premises and equipment, maintenance and repair expenses, utilities, and related expenses. The Bank’s net occupancy expense grew by 32.83% in 2004 as the new branch offices opened; the increase primarily represents the depreciation expense of the new buildings. Expenses in 2005 increased only for real property taxes. This expense category was $885,000 in 2005, an increase of $51,000 over $834,000 in 2004, which was an increase of $206,000 over $628,000 in 2003.

Outside services expense consists of telecommunication expense, directors fees, correspondent bank charges, and fees for data processing and the internet, accountants, legal services, Regulators’ examinations and other miscellaneous outside services. Outside services expense has increased from $588,000 in 2004 to $672,000 in 2005, an increase of $84,000 from the prior year reflecting increases in the first five services listed above.

Income Taxes

The provision for income taxes was $910,000 in 2005, $517,000 in 2004, and $377,000 in 2003. The provision resulted in effective combined federal and state tax rates of 33% in 2005, 33% in 2004, and 28% in 2003. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized as income for book, but not for tax purposes. In 2005 the Company recognized a $48,000 income tax benefit as a result of a corporate tax “kicker” credit from the State of Oregon.

FINANCIAL CONDITION

Total assets increased 8.82% to $150.44 million at December 31, 2005 compared to $138.25 million at December 31, 2004. The increase in total assets was driven by continued growth in loans. Growth in total assets was primarily funded by a 9.25% growth in deposits and a 15.42% increase in equity.

The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Company over the prior year:

	DECEMBER 31,			INCREASE (DECREASE)		INCREASE (DECREASE)
(dollars in thousands)	2005	2004	2003	12/31/04 TO 12/31/05		12/31/03 TO 12/31/04

ASSETS
Loans, net of allowance for loan losses and deferred loan fees (1)	$119,337	$109,723	$86,780	$9,614	8.76%	$22,943	26.44%
Investments	12,667	16,445	17,844	(3,778)	(22.97)	(1,400)	(7.84)
Interest-bearing deposits in banks	5,916	874	4,764	5,042	577.04	(3,890)	(81.66)
Other assets (2)	12,521	11,207	11,288	1,314	11.72	(80)	(0.71)

Total assets	$150,441	$138,249	$120,676	$12,192	8.82%	$17,573	14.56%

LIABILITIES AND EQUITY
Noninterest-bearing deposits	$29,669	$26,591	$21,990	$3,078	11.57%	$4,601	20.92%
Interest-bearing deposits	91,660	84,470	75,474	7,190	8.51	8,995	11.92
Total deposits	121,329	111,061	97,464	10,268	9.25	13,596	13.95
Other liabilities (3)	18,849	18,296	14,576	553	3.02	3,720	25.52

Total liabilities	140,178	129,357	112,041	10,821	8.37	17,316	15.45

Total equity	10,263	8,892	8,636	1,371	15.41	257	2.97

Total liabilities and equity	$150,441	$138,249	$120,676	$12,192	8.82%	$17,573	14.56%
____________________

(1)	Includes loans held-for-sale.
(2)	Includes cash and due from banks, fixed assets, and accrued interest receivable.
(3)	Includes accrued interest payable and other liabilities.

Investments

A year-to-year comparison shows that Oregon Pacific Banking Co.’s investment portfolio at December 31, 2005 totaled $12.67 million, compared to $16.44 million at December 31, 2004, and $17.84 million at December 31, 2003. This represents a decrease of 22.97% and between 2004 and 2005 and 7.84% between 2003 and 2004. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Banking Co.’s deposit structure.

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

At December 31, 2005, Oregon Pacific Banking Co.’s investment portfolio had total net unrealized gains, net of taxes, of approximately $28,000. This compares to unrealized gains of approximately $211,000 at December 31, 2004, and $410,000 at December 31, 2003. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

Interest-bearing deposits in banks are short-term investments held primarily at the FHLB or bank certificates of deposit. The Bank invests in these instruments to provide for additional earnings on excess available cash balances. Because of their liquid nature, balances at the FHLB fluctuate dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions. Interest-bearing deposit accounts totaled $5.92 million at December 31, 2005, compared to $874,000 at December 31, 2004, and $4.76 million at December 31, 2003.

The following table provides the carrying value of Oregon Pacific Banking Co.’s portfolio of investment securities as of December 31, 2005, 2004, and 2003, respectively:

	DECEMBER 31,
(dollars in thousands)	2005	2004	2003

Investments available-for-sale:
U.S. Treasury and agencies	$3,924	$5,983	$5,209
State and political subdivisions	6,994	7,784	7,177
Corporate debt securities	726	1,658	3,990
Mortgage backed securities	-	-	469
	11,644	15,425	16,845

Restricted equity securities	1,023	1,020	999

Total investment securities	$12,667	$16,445	$17,844

Investment securities at the dates indicated consisted of the following:

	DECEMBER 31,			DECEMBER 31,			DECEMBER 31,
	2005			2004			2003
	AMORTIZED COST	MARKET VALUE	WEIGHTED AVERAGE YIELD	AMORTIZED COST	MARKET VALUE	WEIGHTED AVERAGE YIELD	AMORTIZED COST	MARKET VALUE	WEIGHTED AVERAGE YIELD
U.S. Treasury and agencies
Due within one year	$-	$-		$-	$-		$250	$261	6.56%
Due after one but within five years	4,000	3,924	3.71%	5,000	4,984	3.77%	3,927	3,948	4.53%
Due after five but within ten years	-	-		999	999	5.26%	1,000	1,000	4.38%
Total U.S. Treasury and agencies	4,000	3,924	3.71%	5,999	5,983	4.01%	5,177	5,209	4.60%

State and political subdivisions:
Due within one year	1,044	1,053	6.55%	575	585	6.95%	1,081	1,111	7.64%
Due after one but within five years	3,910	3,979	6.61%	4,872	5,204	6.79%	4,061	4,335	6.95%
Due after five but within ten years	1,931	1,962	6.20%	1,932	1,995	6.11%	1,321	1,434	7.33%
Due after ten years	-	-		-	-		270	297	8.01%
Total state and political subdivisions (1)	6,885	6,994	6.49%	7,379	7,784	6.62%	6,733	7,177	7.18%

Corporate debt securities:
Due within one year	$250	$250	6.69%	$250	$252	6.62%	1,088	1,112	5.47%
Due after one but within five years	461	476	6.84%	1,446	1,406	6.32%	2,713	2,878	5.43%
Total corporate notes	711	726	6.77%	1,696	1,658	6.37%	3,801	3,990	5.44%

Mortgage backed securities	-	-		-	-		451	469	3.82%
Restricted equity securities	1,023	1,023		1,020	1,020		999	999

Total investment securities	$12,619	$12,667	4.24%	$16,094	$16,445	4.45%	$17,161	$17,844	5.82%

(1)	Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

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

The President or Chief Credit Officer has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President, the Chief Credit Officer and four senior loan officers. All loans above the lending limit up to Oregon Pacific Banking Co.’s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least four members of the Board of Directors. Oregon Pacific Banking Co.’s unsecured legal lending limit was $2,397,000 at December 31, 2005.

Net outstanding loans, excluding loans held-for-sale, totaled $117.99 million at December 31, 2005, representing an increase of $9.28 million, or 8.54% compared to $108.71 million as of December 31, 2004. Loan commitments increased to $22.72 million as of December 31, 2005, representing an increase of $1.77 million from year-end 2004. Net outstanding loans, excluding loans held-for-sale, were $82.72 million at December 31, 2003.

Oregon Pacific Banking Co.’s net loan portfolio, excluding loans held for sale, at December 31, 2005, includes loans secured by real estate (87.02% of total), commercial loans (11.67% of total), and consumer loans and overdraft accounts (1.74% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

This table presents the composition of Oregon Pacific Banking Co.’s loan portfolio by collateral at the dates indicated:

	DECEMBER 31, 2005		DECEMBER 31, 2004		DECEMBER 31, 2003
(dollars in thousands)	$	%	$	%	$	%

Real estate	$103,847	87.02%	$95,724	87.24%	$72,014	82.98%
Commercial	13,928	11.67	11,916	10.86	8,538	9.84
Installment	2,082	1.74	2,602	2.37	3,223	3.71
Other	479	0.40	614	0.56	697	0.80
Loans held-for-sale	1,351	1.13	1,016	0.93	4,058	4.68
Total	121,687	101.97	111,872	101.96	88,530	102.02

Less allowance for loan losses	(1,858)	(1.56)	(1,640)	(1.49)	(1,316)	(1.52)
Less deferred loan fees	(492)	(0.41)	(509)	(0.46)	(434)	(0.50)

Loans receivable, net	$119,337	100.00%	$109,723	100.00%	$86,780	100.00%

The following table shows the loan maturities at the dates indicated:

	DECEMBER 31, 2005				DECEMBER 31, 2004
(dollars in thousands)	DUE IN ONE YEAR OR LESS	DUE AFTER ONE YEAR THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL LOANS	DUE IN ONE YEAR OR LESS	DUE AFTER ONE YEAR THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL LOANS
LOAN CATEGORY

Real estate – mortgage
(includes loans held-for-sale)	$1,427	$8,547	$20,022	$29,996	$1,504	$7,748	$17,660	$26,912
Real estate – construction	7,476	4,777	538	12,791	6,067	2,538	1,836	10,441
Real estate – other	6,418	2,838	53,155	62,411	3,650	3,374	52,363	59,387
Installment	419	1,008	655	2,082	699	1,528	375	2,602
Commercial	6,902	5,981	1,045	13,928	5,600	4,980	1,336	11,916
Other	136	343		479	122	492	-	614

Total loans by maturity	$22,778	$23,494	$75,415	$121,687	$17,642	$20,660	$73,570	$111,872

Loans with fixed interest rates				$9,328				$9,785
Loans with variable interest rates				112,359				102,087

				$121,687				$111,872

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. To evaluate the loan portfolio, management has established loan grading procedures. These procedures establish a grade for each loan upon origination which is periodically reassessed throughout the term of the loan. Grading categories have been established using a grade of 1 through 7, with 1 being “superior quality,” 2 being “above average quality,” and so forth. Loans graded 4 (“watch”) are placed on a management Classified List and are monitored closely. Loans graded 5, 6, and 7 are defined as substandard, doubtful and loss.

The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. An allowance allocation is computed using totals of each loan grading category multiplied by an estimated loss factor applied to each grading category. These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision in an estimation process and evaluates other factors such as the trend in loan growth and the percentage of change, the level of geographic and/or industry concentration, competitive issues that impact to loan underwriting or structure, and economic conditions.

The increase in the allowance primarily relates to loan growth in 2005, the growth in unfunded commitments, and the increase in unsecured loans—those guaranteed by individuals with strong balance sheets but with no collateral. The Company believes that the allowance for credit losses at December 31, 2005 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment, and, therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

The following table shows Oregon Pacific Banking Co.’s loan loss experience for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
(dollars in thousands)

Loans and loans held-for-sale at year-end	$121,687	$111,872	$88,530	$77,489	$56,930

Average loans and loans held-for-sale	$118,404	$99,411	$83,634	$65,386	$47,541

Allowance for loan losses, beginning of year	$1,640	$1,316	$1,173	$902	$1,018

Loans charged off:
Commercial and other	-	(31)	(31)	(6)	(148)
Real estate	-	-	-	-	-
Installment & open end	(2)	(10)	(3)	(6)	(12)
Total loans charged off	(2)	(41)	(34)	(12)	(160)

Recoveries:
Commercial and other	1	720	-	-	38
Real estate	-	-	-	-	-
Installment	4	-	7	3	3
Total recoveries	5	720	7	3	41
Net recoveries (charge-offs)	3	679	(27)	(9)	(119)
Provision for loan losses	215	(355)	170	280	3

Allowance for loan losses, at year-end	$1,858	$1,640	$1,316	$1,173	$902

Ratio of net loans charged off (recovered) to average loans outstanding	0.00%	-0.69%	0.03%	0.01%	0.25%

Ratio of allowance for loan losses to loans at year-end	1.53%	1.47%	1.49%	1.51%	1.58%

The adequacy of the allowance for loan losses should be measured in the context of several key ratios: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 2000, Oregon Pacific Banking Co.’s ratio of the allowance for loan losses to total loans has ranged from 1.47% to 2.35%. The amounts provided by these ratios have been sufficient to fund the Bank’s charge-offs, which have not been historically significant, and to provide for potential losses based upon year-end analyses conducted by management. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 2001 through December 31, 2005, nonperforming loans to total loans have ranged from a low of 0.00% in 2003 to a high of 0.61% in 2001. The Bank’s historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its recent favorable loan charge-off and recovery experience. For the years between December 31, 2001 and 2003, net charge-offs ranged from 0.01% to 0.25% of average loans while 2005 and 2004 experienced a net recovery of 0.003% and 0.69%, respectively. Management believes the Bank’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to the Bank’s success in limiting loan losses. The most recent significant charge-off experienced by the Bank was in 1998.

During the year ended December 31, 2005, Oregon Pacific Banking Co. recognized $2,000 in loan losses and $5,000 in recoveries. Charge-offs recorded in 2005 were consistent with the Bank’s historical loss experience.

The following table presents information with respect to nonperforming loans and other assets:

	DECEMBER 31,
	2005	2004	2003	2002	2001
(dollars in thousands)

Nonperforming loans:
Loans past due 90 days or more	$-	$-	$-	$-	$-
Nonaccrual loans	356	113	-	60	350
Restructured loans	-	-	-	-	-
	356	113	-	60	350
Other real estate owned	-	-	10	117	85

	$356	$113	$10	$177	$435

Allowance for loan losses	$1,858	$1,640	$1,316	$1,173	$902
Ratio of total nonperforming assets to total assets	0.24%	0.08%	0.01%	0.17%	0.50%
Ratio of total nonperforming loans to total loans	0.29%	0.10%	0.00%	0.08%	0.61%
Ratio of allowance for loan losses to total nonperforming assets	521.91%	1451.33%	13160.00%	662.71%	207.49%

Oregon Pacific Banking Co. has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. There were $356,000 of loans on nonaccrual status at December 31, 2005, compared to $113,000 at December 31, 2004 and no loans at the end of 2003.

At December 31, 2005 and 2004, the Bank had no amount in the other real estate owned (“OREO”) category, which represents assets held through loan foreclosure or recovery activities. There was $10,000 in OREO at December 31, 2003.

Deposits

At December 31, 2005, total deposits were $121.33 million, an increase of $10.27 million or 9.25%, from total deposits of $111.06 million at December 31, 2004. Total deposits in 2004 increased by 13.95% from 2003. The increase in deposit accounts in 2005 has primarily been in time certificates as customers seek higher interest rates plus the safety of secured deposits. Noninterest-bearing demand deposits continued to be a significant portion of Oregon Pacific Banking Co.’s deposit base. To the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve. Noninterest deposits for 2005 averaged 25.99% of total deposits, up from 25.51% in 2004, and 21.40 % in 2003.

The following table sets forth the average balances of the Bank’s interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

	YEAR ENDED DECEMBER 31, 2005		YEAR ENDED DECEMBER 31, 2004		YEAR ENDED DECEMBER 31, 2003
	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE
(dollars in thousands)

Interest-bearing checking and savings accounts	$61,360	1.29%	$60,092	0.78%	$54,546	1.21%
Time deposits	27,275	2.90	20,851	2.16	21,287	2.53
Total interest-bearing deposits	88,635	1.79	80,943	1.13	75,833	1.58

Total noninterest bearing deposits	31,121		27,716		20,652

Total interest and non-interest-bearing deposits	$119,756	1.32%	$108,659	0.84%	$96,485	1.24%

Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2005, total interest-bearing deposit accounts were $91.66 million, an increase of $7.19 million, or 8.51%, from December 31, 2004. Interest-bearing demand accounts increased $9.00 million, or 11.92%, from December 31, 2003 to 2004. Management believes deposits will continue to grow, especially in Coos Bay and Roseburg as the Bank continues to penetrate those markets.

Certificates of deposit are another interest-bearing deposit with a stated maturity typically at higher interest rates. At December 31, 2005, time certificates of deposit in excess of $100,000 totaled $15.71 million, or 12.95% of total outstanding deposits, compared to $10.07 million, or 9.07%, of total outstanding deposits at December 31, 2004, and $7.10 million, or 7.29%, of total outstanding deposits at December 31, 2003.

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2005:

(dollars in thousands)

2006	$27,359
2007	1,713
2008	725
2009	1,964
2010	998
$32,759

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2005:

(dollars in thousands)

Due in less than 3 months	$1,442
Due in more than 3 and less than 6 months	4,940
Due in more than 6 and less than 12 months	6,778
Due in more than 12 months	2,550
$15,710

Other Borrowings

The following table sets forth certain information with respect to the Bank’s Federal Home Loan Bank of Seattle borrowings:

	DECEMBER 31,
(dollars in thousands)	2005	2004	2003

Amount outstanding at year-end	$11,413	$11,868	$7,923

Weighted average interest rate at year-end	4.13%	3.96%	3.87%

Maximum amount outstanding at any month-end during the year	$12,754	$11,891	$8,815

Daily average amount outstanding during the year	$11,145	$10,230	$8,501

Weighted average interest rate during the period	4.03%	3.81%	4.03%

Trust Preferred Securities

In December 2003, Bancorp issued $4.00 million of unsecured junior subordinated deferrable interest debentures to its wholly-owned subsidiary, Oregon Pacific Statutory Trust I (“Trust”), which has since been deconsolidated in accordance with FASB Interpretation (“FIN”) 46R. Interest payments on the subordinated debentures are intended to pass through the Trust to the beneficial owners of the Trust, in the form of dividend payments on trust preferred securities. The subordinated debentures and trust preferred securities have identical interest rates, terms and conditions - variable interest at 90 day LIBOR plus 2.85% with 30 year maturities. Trust Preferred Securities are considered Tier I capital for regulatory purposes.

In accordance with FIN 46, Bancorp deconsolidated the Trust as of March 31, 2004. As a result, $4.12 million of junior subordinated debentures are reflected on the consolidated balance sheet under the caption “Junior Subordinated Debentures.” The $124,000 investment in the Trust is recognized, which is included under the caption “other Assets” in the consolidated balance sheet.

Stockholders’ Equity

Consolidated stockholders’ equity at December 31, 2005 was $10.26 million, an increase of $1.37 million from December 31, 2004. 2005 equity was increased by earnings of $1.87 million for the year less cash dividends paid to shareholders of $302,000. At year-end 2005, net unrealized gains on investment securities available-for-sale were $28,000 down $211,000 from year-end 2004. In September 2004, the Bank approved a stock repurchase plan to provide an additional vehicle for liquidity of outstanding shares and to retire excess capital in order to improve future returns on equity. Up to $500,000 of repurchases were authorized. As of December 31, 2005, the Company had repurchased 50,575 shares of stock under this plan, at a total cost of $376,300 and an average price of $7.44 per share. The Company records the repurchased shares as authorized but unissued stock.

Liquidity

Oregon Pacific Banking Co. has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, the Bank’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale. At December 31, 2005, these liquid assets totaled $23.93 million or 15.91% of total assets as compared to $21.66 million or 15.67% of total assets at December 31, 2004. Other sources of liquidity are the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, national deposits, and brokered deposits.

The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1.87 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

At December 31, 2005, the Bank had outstanding commitments to make loans of $22.72 million. Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan customers.   Many of   these   outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that the Bank’s sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

The Bank was in compliance with the regulatory requirements for well-capitalized institutions at December 31, 2005 and December 31, 2004. The following reflects the Bank’s various capital ratios compared to regulatory minimums for capital adequacy purposes:

	AT DECEMBER 31, 2005	AT DECEMBER 31, 2004	REGULATORY MINIMUM

Tier 1 capital	11.0%	10.5%	4.0%
Total risk-based capital	12.3%	11.8%	8.0%
Leverage ratio	9.3%	8.9%	4.0%

In December 2003 the Company issued $4,000,000 in trust preferred capital securities through a wholly-owned subsidiary organization that was formed for that purpose. The Company then invested the net proceeds of the security sales in the Bank as additional paid-in capital to support the Bank’s future growth. All of the $4 million of capital invested by the Company in the Bank is treated as Tier 1 capital of the Bank.

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

1.  Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth.  Although management believes that it can properly manage the growth of the Bank’s operations and assets, there can be no assurance that unforeseen issues relating to such growth will not adversely affect us.  In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Also the unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain our level of profitability.

2.  Changes in Market Interest Rates. While the Company actively manages its exposure to changes in interest rates, volatile interest rates and/or changes in the shape of the yield curve could have a meaningful impact on net income. Some assets and liabilities of the Bank have embedded options, which add another layer of complexity in its interest rate risk practices.

3.  Geographic Factors. Economic conditions in the communities we serve could adversely affect our operations. As a result of our community bank focus, our results depend largely upon economic and business conditions in our service areas. Deterioration in economic and business conditions in our market areas could have a material adverse impact on the quality of our loan portfolio, and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Also, a stall in the national economy and the deflationary pressures in the global economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

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

7.  Collateral Risk. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan, which could have a material adverse effect on our provision for loan losses and our operating results and financial condition.

8. Internal Accounting Controls. We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our financial reporting. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See "Item 9A - Controls and Procedures" for additional information.

9.  Technology. The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank utilizes financial instruments with off-balance sheet risk to meet the financing needs of its customers including loan commitments to extend credit, checking lines of credit, commercial letters of credit, and standby letters of credit.

The table below sets forth the distribution of the Bank’s contingent liabilities by off-balance sheet type:

	December 31,
(dollars in thousands)	2005	2004	2003

Commitments to extend credit	$21,636	$19,777	$7,230
Undisbursed checking lines of credit	518	476	465
Commercial and standby letters of credit	563	699	50

Total	$22,717	$20,952	$7,745

Contractual Obligations

The Company’s contractual obligations include notes to the Federal Home Loan Bank, Trust Preferred Securities, operating leases, and deferred compensation plans. Detailed below is a schedule of contractual obligations by maturity and/or payment due date:

	0-3 months	4-12 months	1-5 years	5-15 years
			(Dollars in thousands)
Interest Earning Assets:
Loans	$46,873	$22,501	$50,455	$1,496
Investment securities	1,237	3,306	5,535	1,566
Restricted equity securities	1,023	-	-	-
Interest earning deposits	5,916	-	-	-
Total interest earning assets	$55,049	$25,807	$55,990	$3,062

Interest Bearing Liabilities:
Total interest bearing demand deposits	$40,468	$-	$-	$-
Time certificates	4,729	22,630	5,400	-
FHLB borrowings	-	2,400	7,600	1,413
Total interest bearing liabilities	$45,197	$25,030	$13,000	$1,413

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate “gap” is said to be present. Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 7.0% and a positive 4-12 month “gap” of 7.6% as of December 31, 2005 as shown in the table below.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$46,873	$22,501	$50,455	$1,496	$362	$121,687
Investment securities	1,237	3,306	5,535	1,566	-	11,644
Restricted equity securities	1,023	-	-	-	-	1,023
Interest earning deposits	5,916	-	-	-	-	5,916
Total interest earning assets	$55,049	$25,807	$55,990	$3,062	$362	$140,270

Interest Bearing Liabilities:
Total interest bearing demand deposits	$40,468	$-	$-	$-	$-	$40,468
Time certificates	4,729	22,630	5,400	-	-	32,759
FHLB borrowings	-	2,400	7,600	1,413	-	11,413
Total interest bearing liabilities	$45,197	$25,030	$13,000	$1,413	$-	$84,640
Rate sensitivity gap
Cumulative rate sensitivity gap:	$9,852	$777	$42,990	$1,649	$362
Amount	$9,852	$10,629	$53,619	$55,268	$55,630
As a percentage of total interest earning assets	7.0%	7.6%	38.2%	39.4%	39.7%

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

The table below shows simulated percentage changes in forecasted net income, based on changes in the interest rate environment. The change in interest rates assumes an immediate, parallel, and sustained shift in the base interest rate forecast. Through these simulations, management estimates the impact on net income based on 1.0% and 2.0% upward and downward changes to market interest rates.

INCREASE OR (DECREASE IN) INTEREST RATES	% CHANGE IN NET INCOME

2.0%	21.86%
1.0%	10.10%
-1.0%	-11.41%
-2.0%	-27.78%

As illustrated in the above table, Bancorp’s balance sheet is currently asset-sensitive, meaning that interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve. This is primarily a result of the concentration of variable rate and short-term real estate loans in the Bank’s portfolio. The impact on net income is consistent with the impact on net interest income.

The simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates. Also, certain assumptions underlie modeling simulation results and these assumptions may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes of deposit products that do not have stated maturities. The results derived from the simulation model could vary significantly due to external factors such as changes in prepayment assumptions, early withdrawals of deposits and unforeseen competitive factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oregon Pacific Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Oregon Pacific Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
March 27, 2006

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$5,018,838	$4,341,385
Interest-bearing deposits in banks	5,916,224	873,806
Available-for-sale securities, at fair value	11,643,557	15,424,419
Restricted equity securities	1,023,100	1,020,100
Loans held-for-sale	1,350,810	1,016,087
Loans, net of allowance for loan losses and deferred loan fees	117,985,801	108,707,038
Premises and equipment, net of accumulated depreciation and amortization	5,232,814	5,188,594
Accrued interest and other assets	2,269,861	1,677,458

TOTAL ASSETS	$150,441,005	$138,248,887

LIABILITIES
Deposits:
Demand deposits	$29,668,703	$26,591,202
Interest-bearing demand deposits	40,468,295	42,189,535
Savings deposits	18,433,466	19,362,923
Time certificate accounts:
$100,000 or more	15,709,566	10,072,427
Other time certificate accounts	17,049,226	12,844,634

Total deposits	121,329,256	111,060,721

Federal Home Loan Bank borrowings	11,412,806	11,867,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	1,865,781	1,102,953
Accrued interest and other liabilities	1,445,931	1,201,110

Total liabilities	140,177,774	129,356,590

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized;
2,166,006 and 2,148,616 issued and outstanding at December 31, 2005 and 2004, respectively	4,858,728	4,698,162
Undivided profits	5,376,065	3,983,420
Accumulated other comprehensive income, net of tax	28,438	210,715

Total stockholders’ equity	10,263,231	8,892,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,441,005	$138,248,887

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003

INTEREST INCOME
Interest and fees on loans	$9,219,199	$6,974,182	$6,324,365
Interest on investment securities:
U.S. Treasury and agencies	162,717	223,111	155,220
State and political subdivisions	319,707	327,607	361,704
Corporate and other investments	85,254	177,701	207,586
Interest on deposits in banks	187,780	106,310	63,408

Total interest income	9,974,657	7,808,911	7,112,283

INTEREST EXPENSE
Interest-bearing demand deposits	693,478	358,631	515,407
Savings deposits	99,072	108,002	142,778
Time deposits	791,570	449,982	539,300
Other borrowings	698,654	567,380	356,883

Total interest expense	2,282,774	1,483,995	1,554,368

Net interest income before provision for loan losses	7,691,883	6,324,916	5,557,915

PROVISION FOR LOAN LOSSES	215,000	(355,000)	170,000

Net interest income after provision for loan losses	7,476,883	6,679,916	5,387,915

NONINTEREST INCOME
Service charges and fees	1,002,645	809,234	494,144
Mortgage loan sales and servicing fees	654,750	745,834	1,266,307
Trust fee income	610,120	539,393	441,848
Investment sales commissions	134,601	119,385	157,250
Other income	392,047	193,430	89,752

Total noninterest income	2,794,163	2,407,276	2,449,301

NONINTEREST EXPENSE
Salaries and benefits	4,561,979	4,474,614	4,150,289
Occupancy	884,645	833,607	627,582
Outside services	672,400	588,305	621,809
Securities and trust department expenses	197,860	146,114	130,153
Supplies	177,447	198,601	183,675
Advertising	106,532	144,073	116,805
Postage and freight	99,877	97,553	99,132
Loan and collection expense	61,996	111,678	136,907
Other expenses	732,614	908,843	431,698

Total noninterest expense	7,495,350	7,503,388	6,498,050

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003

INCOME BEFORE PROVISION FOR INCOME TAXES	$2,775,696	$1,583,804	$1,339,166

PROVISION FOR INCOME TAXES	910,324	517,084	377,327

NET INCOME	1,865,372	1,066,720	961,839

OTHER COMPREHENSIVE INCOME

Unrealized holding losses arising during the period, net of tax	(190,350)	(199,137)	(78,512)

Reclassification adjustment for losses included in net income, net of tax	8,073	-	-

Total other comprehensive loss	(182,277)	(199,137)	(78,512)

COMPREHENSIVE INCOME	$1,683,095	$867,583	$883,327

BASIC EARNINGS PER SHARE OF COMMON AND COMMON EQUIVALENT SHARE	$0.87	$0.49	$0.45

DILUTED EARNINGS PER SHARE OF COMMON AND COMMON EQUIVALENT SHARE	$0.86	$0.49	$0.45

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

					Accumulated
					Other	Total
	Common Stock			Undivided	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Profits	Income	Equity

BALANCE, December 31, 2002	2,135,244	$939,507	$3,730,019	$2,735,032	$488,364	$7,892,922

Change in capitalization as a result of holding company formation	-	3,730,019	(3,730,019)	-	-	-

Exercise of stock options	20,000	100,000	-	-	-	100,000

Cash dividends paid	-	-	-	(240,691)	-	(240,691)

Dividends reinvested in stock	18,348	125,010	-	(125,010)	-	-

Net income and other comprehensive loss	-	-	-	961,839	(78,512)	883,327

BALANCE, December 31, 2003	2,173,592	4,894,536	-	3,331,170	409,852	8,635,558

Shares acquired in stock repurchase plan	(46,275)	(344,714)	-	-	-	(344,714)

Cash dividends paid	-	-	-	(266,130)	-	(266,130)

Dividends reinvested in stock	21,299	148,340	-	(148,340)	-	-

Net income and other comprehensive loss	-	-	-	1,066,720	(199,137)	867,583

BALANCE, December 31, 2004	2,148,616	4,698,162	-	3,983,420	210,715	8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	-	(31,610)

Sale of nonregistered stock	1,081	11,003	-	-	-	11,003

Exercise of stock options	1,538	9,997	-	-	-	9,997

Cash dividends paid	-	-	-	(301,551)	-	(301,551)

Dividends reinvested in stock	19,071	171,176	-	(171,176)	-	-

Net income and other comprehensive loss	-	-	-	1,865,372	(182,277)	1,683,095

BALANCE, December 31, 2005	2,166,006	$4,858,728	$-	$5,376,065	$28,438	$10,263,231

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,865,372	$1,066,720	$961,839
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	486,448	474,808	345,959
Provision for (reduction of) loan losses	215,000	(355,000)	170,000
Deferred income taxes	(333,870)	129,260	38,405
Statutory write-down of other real estate owned	-	-	513
Federal Home Loan Bank stock dividends	(3,000)	(21,000)	(39,200)
Net realized loss on available-for-sale securities	12,885	-	-
Proceeds from sales of mortgage loans held-for-sale	23,485,959	31,268,282	49,022,302
Production of mortgage loans held-for-sale	(23,820,682)	(28,226,705)	(47,752,305)
(Gain) loss on dispositions of premises, equipment, and other real estate owned	(3,215)	(63,887)	2,286
Net (increase) decrease in accrued interest and other assets	(137,016)	103,337	(386,004)
Net increase (decrease) in accrued interest and other liabilities	1,007,649	(478,721)	894,109

Net cash from operating activities	2,775,530	3,897,094	3,257,904

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	2,606,751	-	-
Proceeds from maturities and calls of available-for-sale securities	844,200	9,456,636	7,008,805
Purchases of available-for-sale securities	-	(8,399,994)	(10,127,756)
Purchases of restricted equity securities	-	-	(128,150)
Net (increase)decrease in interest-bearing deposits in banks	(5,042,418)	3,890,442	3,314,262
Net increase in loans	(9,493,763)	(25,681,968)	(11,903,676)
Purchases of premises and equipment	(517,971)	(831,801)	(2,416,017)
Proceeds from sales of premises, equipment, and other real estate owned	3,750	163,518	146,442

Net cash from investing activities	(11,599,451)	(21,403,167)	(14,106,090)

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	$426,804	$10,780,750	$10,103,526
Net increase (decrease) in time deposits	9,841,731	2,815,567	(1,154,173)
Proceeds from Federal Home Loan Bank borrowings	5,000,000	4,000,000	550,000
Repayments of Federal Home Loan Bank borrowings	(5,455,000)	(55,000)	(1,479,694)
Net proceeds from issuance of subordinated debentures	-	-	4,000,000
Cash dividends paid	(301,551)	(266,130)	(240,691)
Shares acquired in stock repurchase plan	(31,610)	(344,714)	-
Proceeds from stock options exercised	9,997	-	100,000
Proceeds from issuance of unregistered common stock	11,003	-	-

Net cash from financing activities	9,501,374	16,930,473	11,878,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	677,453	(575,600)	1,030,782

CASH AND CASH EQUIVALENTS, beginning of year	4,341,385	4,916,985	3,886,203

CASH AND CASH EQUIVALENTS, end of year	$5,018,838	$4,341,385	$4,916,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,199,648	$1,472,923	$1,574,065
Cash paid for income taxes	$1,284,696	$222,719	$333,645

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock dividends reinvested	$171,176	$148,340	$125,010
Unrealized loss on available-for-sale securities, net of tax	$(182,277)	$(199,137)	$(78,512)
Transfer of loans to other real estate owned	$-	$(52,258)	$-

The accompanying notes are an integral
part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Oregon Pacific Bancorp (“Bancorp”) was incorporated on January 1, 2004 and became the holding company of Oregon Pacific Banking Co. (the “Bank”) effective January 1, 2003. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2003, Bancorp formed Oregon Pacific Statutory Trust I (the “Trust”), a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities, see Note 18). The Bank and Bancorp are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Bancorp and the Bank have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses, other real estate owned, and mortgage servicing assets. Actual results could differ significantly from those estimates.

Cash and cash equivalents - Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. As of December 31, 2005 and 2004, the Bank had reserve requirements to be maintained at the Federal Reserve Bank of $1,205,000 and $588,000, respectively. Total clearing balance requirements at December 31, 2005 and 2004, were $400,000.

Investment securities - The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as “trading,” “available-for-sale,” or “held-to-maturity.” Accordingly, management has determined that all investment securities held at December 31, 2005 and 2004 are available-for-sale.

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Securities classified as available-for-sale may be sold in response to such factors as (1) changes in market interest rates and related changes in the security’s prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of equity until realized. Fair values for investment securities are based on quoted market prices.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans, net of allowance for loan losses and unearned loan fee income - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fee income. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for evaluation of impairment.

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

additions to the allowance based on their judgment of information available to them at the time of their examinations.

Premises and equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from 2 to 30 years. Leasehold improvements are amortized over the estimated life of the lease. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available for sale, which are also recognized as a separate component of stockholders’ equity.

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Federal Home Loan Bank borrowings - The fair values of the Bank’s borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.

Junior Subordinated Debentures - The carrying amount approximates fair value.

Off-balance sheet instruments - The Bank’s off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Advertising - Advertising costs are charged to expense during the year in which they are incurred.

Stock options - The Bank measures compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company’s stock price and the option price at the grant date. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Bancorp’s stock at the date of each grant. Had compensation cost for the Bank’s 2005, 2004, and 2003 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31 would approximate the pro forma amounts below.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

	2005	2004	2003

Net income, as reported	$1,865,372	$1,066,720	$961,839
Less total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,200)	(791)	(307)

Pro forma net income	$1,862,172	$1,065,929	$961,532

Basic earnings per common share:
As reported	$0.87	$0.49	$0.45
Pro forma	$0.86	$0.49	$0.45

Diluted earnings per common share:
As reported	$0.86	$0.49	$0.45
Pro forma	$0.86	$0.49	$0.45

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the years ending December 31:

	2005	2004	2003

Dividend yield	2.44%	2.65%	3.06%
Expected life (years)	7.5	7.5	7.5
Expected volatility	14.39%	14.39%	19.72%
Risk-free rate	4.50%	3.93%	3.75%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recently issued accounting standards In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), Share-Based Payment. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In April 2005, the SEC approved the delay of the effective date, requiring public companies to apply SFAS 123(R) in their next fiscal year. Bancorp will adopt SFAS 123(R) in the first interim period of fiscal 2006. The adoption of SFAS 123 (R)’s fair value method is not expected to have a material impact on the future results of operations; however the actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Reclassifications - Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to current year presentations.

NOTE 2	-	INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses More than 12 Months	Estimated Fair Value

December 31, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(12,500)	$(63,125)	$3,924,375
State and political subdivisions	6,884,782	123,997	(8,861)	(6,304)	$6,993,614
Corporate notes	711,378	14,328	(138)	-	$725,568

	$11,596,160	$138,325	$(21,499)	$(69,429)	$11,643,557

December 31, 2004:

U.S. Treasury and agencies	$5,999,145	$-	$(16,296)	$-	$5,982,849
State and political subdivisions	7,481,028	304,683	(1,562)	-	$7,784,149
Corporate notes	1,593,054	64,367	-	-	$1,657,421

	$15,073,227	$369,050	$(17,858)	$-	$15,424,419

The investment securities shown above currently have fair values less than amortized costs and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry-specific event. There are seven investment securities with unrealized losses at December 31, 2005. The Bank anticipates full recovery of amortized costs with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	-	INVESTMENT SECURITIES - (continued)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized Cost	Estimated Market Value

Due in one year or less	$1,294,330	$1,303,270
Due after one year through three years	7,151,743	7,114,455
Due after three years through five years	1,219,445	1,263,664
Due after five years through ten years	1,930,642	1,962,168
Thereafter	-	-

	$11,596,160	$11,643,557

At December 31, 2005 and 2004, investment securities with an amortized cost of $9,371,064 and $5,237,766 and market values of $9,404,115 and $5,292,864, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $1,023,100 and $1,020,100 at December 31, 2005 and 2004, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	-	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

	2005	2004

Real estate	$18,583,333	$16,821,917
Commercial	94,138,523	87,338,080
Installment	7,541,900	6,644,550
Overdrafts	72,495	51,564

Total loans	120,336,251	110,856,111
Less allowance for loan losses	(1,858,185)	(1,640,060)
Less deferred loan fees	(492,265)	(509,013)

Loans, net of allowance for loan losses and deferred loan fees	$117,985,801	$108,707,038

The following is an analysis of the changes in the allowance for loan losses:

	2005	2004	2003

BALANCE, beginning of year	$1,640,060	$1,315,955	$1,173,025
Provision for loan losses	215,000	(355,000)	170,000
Loans charged off	(2,023)	(40,995)	(33,765)
Loan recoveries	5,148	720,100	6,695

BALANCE, end of year	$1,858,185	$1,640,060	$1,315,955

A substantial portion of the Bank’s loans are collateralized by real estate in the geographic areas it serves and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2005 and 2004, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled $8,684,138 and $5,778,115, respectively.

Impaired loans having recorded investments of $356,006 and $112,706 at December 31, 2005 and 2004, respectively, have been recognized. The average recorded investment in impaired loans during 2005 and 2004 was $205,633 and $55,033, respectively. The total allowance for loan losses allocated to these loans was $178,003 and $56,353 at December 31, 2005 and 2004, respectively. Interest income recognized for cash payments received on impaired loans in 2005, 2004, and 2003, was not material to the consolidated financial statements. In addition, no loans past due 90 days or more were still accruing interest at December 31, 2005 and 2004.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	-	LOAN SERVICING

The Bank’s recorded investment in mortgage servicing assets (MSA) totaled $808,709 and $811,436 at December 31, 2005 and 2004, respectively; mortgage servicing rights of $190,472 and $223,148 were capitalized in 2005 and 2004, respectively. Amortization of the MSA totaled $193,247, $221,951, and $278,537 for the years ended December 31, 2005, 2004, and 2003, respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2005 and 2004 were $97,300,134 and $93,997,964, respectively.

NOTE 5	-	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2005	2004

Land	$1,247,314	$1,172,314
Building and improvements	3,920,151	3,683,206
Furniture and equipment	3,073,343	3,058,956
Leasehold improvements	134,148	125,834

Total premises and equipment	8,374,956	8,040,310
Less accumulated depreciation and amortization	(3,142,142)	(2,851,716)

Premises and equipment, net of accumulated depreciation and amortization	$5,232,814	$5,188,594

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $473,216, $442,477, and $290,092, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	-	TIME CERTIFICATES

Time certificates of deposit of $100,000 and over aggregated $15,709,566 and $10,072,427 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities for time deposits are as follows:

Year ending December 31, 2006	$27,359,437
2007	1,712,879
2008	724,723
2009	1,963,553
2010	998,200

$32,758,792

NOTE 7	-	SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS

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

Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2005 and 2004.

FHLB promissory notes outstanding at December 31, 2005 and 2004 were $11,412,806 and $11,867,806, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	-	SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS - (continued)

The following summarizes the Bank’s outstanding obligation and repayment terms to the FHLB as of December 31, 2005:

	Range of Interest Rates	Amount

Years ending December 31, 2006	3.09 - 5.07%	$2,400,000
2007	3.64 - 5.38	2,600,000
2008	-	-
2009	3.13%	1,000,000
2010	4.31 - 4.61%	4,000,000
Thereafter	3.27 - 5.07%	1,412,806

		$11,412,806

NOTE 8	-	INCOME TAXES

The provision for income taxes consists of the following:

	2005	2004	2003

Current expense:
Federal	$1,093,801	$309,676	$259,462
State	150,393	78,148	79,460

	1,244,194	387,824	338,922

Deferred expense (benefit):
Federal	(276,783)	107,158	31,839
State	(57,087)	22,102	6,566

	(333,870)	129,260	38,405

Provision for income taxes	$910,324	$517,084	$377,327

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	-	INCOME TAXES - (continued)

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the provision for loan losses, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

	2005	2004	2003

Accounting provision for loan losses less than in excess of (provision for) income taxes	$(82,990)	$137,029	$(43,853)
Accounting depreciation less than (in excess of) tax depreciation	(8,900)	81,276	60,237
Deferred compensation	(245,324)	(89,609)	(78,245)
Federal Home Loan Bank stock dividends	1,190	8,139	15,160
Mortgage servicing rights	(1,053)	712	78,400
Vacation accrual	-	-	-
Loans held-for-sale	7,955	(7,955)	6,815
Other differences	(4,748)	(332)	(109)

Net deferred income taxes	$(333,870)	$129,260	$38,405

The provision for income taxes differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	-	INCOME TAXES - (continued)

The net deferred tax assets in the accompanying consolidated balance sheets include the following components (excluding unrealized gains and losses on investment securities):

	2005	2004

Deferred tax assets:
Allowance for loan losses	$335,226	$252,236
Deferred compensation	720,191	474,829
Vacation accrual	17,756	17,756
Loans held-for-sale	-	7,954
Other	5,277	530

	1,078,450	753,305

Deferred tax liabilities:
Mortgage servicing rights	(312,162)	(313,214)
Accumulated depreciation	(220,026)	(228,927)
Federal Home Loan Bank stock dividends	(135,432)	(134,204)

	(667,620)	(676,345)

Net deferred tax assets	$410,830	$76,960

Management believes, based upon the Bank’s historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2005	2004	2003

Federal income taxes at statutory rate	$943,737	$538,493	$455,316
State income tax expense, net of federal income tax benefit	77,455	68,991	58,334
Effect of nontaxable interest income	(104,879)	(100,321)	(120,196)
Other	(5,988)	9,921	(16,127)

	$910,324	$517,084	$377,327

Effective tax rate	33%	33%	28%

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	-	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the notional amounts of the Bank’s financial instruments with off-balance sheet risk at December 31, 2005, were as follows:

Commitments to extend credit	$22,154,673
Commercial and standby letters of credit	562,500

$22,717,173

Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that it has previously purchased and require the seller to repurchase the loan in the event of fraud or material misstatement of fact in the loan application.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	-	CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2005. The Bank’s loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit, which is generally 15% of aggregate common stock and surplus.

NOTE 11	-	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank’s financial instruments:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,018,838	$5,018,838	$4,341,385	$4,341,385
Interest-bearing deposits
Interest-bearing deposits in banks	$5,916,224	$5,916,224	$873,806	$873,806
Available-for-sale securities	$11,643,557	$11,643,557	$15,424,419	$15,424,419
Restricted equity securities	$1,023,100	$1,023,100	$1,020,100	$1,020,100
Loans held-for-sale	$1,350,810	$1,350,810	$1,016,087	$1,036,696
Loans, net of allowance for
Loans, net of allowance for loan losses and deferred loan fees	$117,985,801	$117,246,822	$108,707,038	$108,429,539

Financial liabilities:
Demand deposits, interest-bearing demand deposits, and savings deposits	$88,570,464	$88,570,464	$88,143,660	$88,143,660
Time certificate accounts	$32,758,792	$32,767,260	$22,917,061	$22,909,661
Federal Home Loan Bank borrowings	$11,412,806	$11,682,334	$11,867,806	$11,703,973
Junior Subordinated Debentures	$4,124,000	$4,124,000	$4,124,000	$4,124,000

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	-	FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2005 and 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005 and 2004 should not necessarily be considered to apply at subsequent dates.

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

Operating lease commitments - The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

Years ending December 31, 2006	$164,824
2007	437,770
2008	33,281
2009	27,761
2010	17,351
Thereafter	-

$680,987

Total rental expense was $168,224, $184,205, and $104,567 in 2005, 2004, and 2003, respectively. One lease has a purchase option due in 2007 for $330,000.

Legal contingencies - In the ordinary course of business, the Bank is a party to various debtor-creditor legal actions, none of which individually or in the aggregate, are presently material to the Bank’s business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

Bancorp is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	-	STOCK OPTION PLAN

The Bancorp has an incentive stock option plan which was approved by its stockholders during 2004. The plan provides for an aggregate of 10% of all issued and outstanding shares of Bancorp’s common stock to be granted to key employees. The purchase price of optioned shares is not to be less than the fair market value at the time the options are granted. Options granted are exercisable on the date five years after the option is granted, and expire ten years after the grant date or the date the employee ceases employment with the Bank.

The following table summarizes stock option activity in 2005, 2004, and 2003:

	Shares	Weighted Average Option Price	Weighted Average Fair Value	Weighted Average Contractual Life (Years)
Stock options outstanding at December 31, 2002	36,319	$5.30
Stock options granted in 2003	4,863	$6.17	$1.15	7.3
Stock options exercised in 2003	(20,000)	$5.00
Stock options cancelled in 2003	(11,585)	$6.04

Stock options outstanding at December 31, 2003	9,597	$5.94
Stock options granted in 2004	1,351	$7.40	$1.29	8.3
Stock options cancelled in 2004	(1,250)	$8.00

Stock options outstanding at December 31, 2004	9,698	$5.70

Stock options granted in 2005	17,242	$7.25
Stock options exercised in 2005	(1,538)	$6.50	$1.36	6.8

Stock options outstanding at December 31, 2005	25,402	$6.69		7.5

At December 31, 2005 and 2004, no stock options were exercisable. At December 31, 2003, 20,000 stock options were exercisable at a weighted average price of $5 per share.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	-	PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria has been met. Contributions to the plan totaled $75,969, $77,405, and $50,926 during 2005, 2004, and 2003, respectively.

The Bank has also established a nonqualified deferred compensation and an incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2005, 2004, and 2003, the Bank recorded expenses of $178,007, $94,212, and $91,845, respectively, to fund the program.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
2005

Basic earnings per common share:
Income available to common stockholders	$1,865,372	2,154,932	$0.87
Effect of dilutive securities:
Outstanding common stock options	-	7,894

Income available to common stockholders plus assumed conversions	$1,865,372	2,162,826	$0.86

2004

Basic earnings per common share:
Income available to common stockholders	$1,066,720	2,178,531	$0.49
Effect of dilutive securities:
Outstanding common stock options	-	2,078

Income available to common stockholders plus assumed conversions	$1,066,720	2,180,609	$0.49

2003

Basic earnings per common share:
Income available to common stockholders	$961,839	2,155,100	$0.45
Effect of dilutive securities:
Outstanding common stock options	-	1,702

Income available to common stockholders plus assumed conversions	$961,839	2,156,802	$0.45

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	-	TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2005 and 2004, and for the years then ended were as follows:

	2005	2004

Loans outstanding, beginning of year	$2,594,023	$1,201,795
Additions	533,235	2,064,835
Repayments	(979,993)	(674,611)

Loans outstanding, end of year	$2,147,265	$2,594,023

NOTE 17	-	REGULATORY MATTERS

Bancorp and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of Bancorp’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notifications from their regulatory agencies, Bancorp and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Bancorp and the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes may have changed Bancorp’s and the Bank’s category.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17	-	REGULATORY MATTERS - (continued)

Bancorp’s and the Bank’s capital ratios are substantially equivalent. Actual capital amounts for the Bank are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
(in thousands)

Total capital to risk-weighted assets	$15,733	12.3%	$10,233	>8.0%	$12,791	>10.0%

Tier 1 capital to risk-weighted assets	$14,124	11.0%	$5,136	>4.0%	$7,704	>6.0%

Tier 1 capital to average assets	$14,124	9.3%	$6,075	>4.0%	$7,594	>5.0%

As of December 31, 2004:
(in thousands)

Total capital to risk-weighted assets	$14,101	11.8%	$9,640	>8.0%	$12,005	>10.0%

Tier 1 capital to risk-weighted assets	$12,599	10.5%	$4,802	>4.0%	$7,203	>6.0%

Tier 1 capital to average assets	$12,599	8.9%	$5,681	>4.0%	$7,101	>5.0%

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18	-	TRUST PREFERRED SECURITIES

At December 31, 2005, Bancorp had a wholly-owned trust (“Trust’) that was formed to issue trust preferred securities and related common securities of the Trust. As a result of adoption of FIN 46R, Bancorp deconsolidated the Trust as of and for the year ended December 31, 2004. The junior subordinated debentures are reflected as long-term debt in the consolidated balance sheets.

Oregon Pacific Statutory Trust 1 is a wholly-owned Connecticut statutory business trust subsidiary which issued $4,000,000 of guaranteed undivided beneficial interests in Bancorp’s floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under regulatory guidelines. All common securities of the Trust are owned by Bancorp. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4,124,000 of subordinated deferrable interest debentures of Bancorp. The debentures, which represent the sole asset of the Trust, possess the same terms as the Trust Preferred Securities and accrue interest at a rate of the three-month London Interbank Offered Rate (LIBOR) plus 2.85% per annum which changes quarterly. The rate throughout 2005 varied between 5.35% and 7.35%. The accrued interest on the debentures is paid to the Trust by Bancorp, and the Trust in turn distributes the interest income as dividends on the Trust Preferred Securities. Interest payments are deferrable at the discretion of Bancorp for the first five years. As of December 31, 2005, all interest payments to the Trust and all dividend payments by the Trust were current.

In conjunction with the issuance of the Trust Preferred Securities, Bancorp entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. Bancorp has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the year-ended December 31, 2005 and 2004, Bancorp’s interest expense related to the Trust Preferred Securities amounted to $248,963 and $177,405, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	-	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Oregon Pacific Bancorp (unconsolidated parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$58,956	$26,634
Investment in subsidiary	14,276,389	12,933,316
Other assets	62,827	84,657

TOTAL ASSETS	$14,398,172	$13,044,607

LIABILITIES
Junior subordinated debentures	$4,124,000	$4,124,000
Other Liabilities	10,941	28,310

Total liabilities	4,134,941	4,152,310

STOCKHOLDERS’ EQUITY	10,263,231	8,892,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,398,172	$13,044,607

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	-	PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003

Income	$-	$-	$-

Expenses
Interest	248,963	177,405	12,227
Other	47,104	53,631	48,681
Total expenses	296,067	231,036	60,908

Net loss before credit for income taxes, dividends from Bank and equity in undistributed net earnings of subsidiary	(296,067)	(231,036)	(60,908)

Income tax benefit	(108,925)	(88,616)	(23,226)

Net Loss before dividends from the Bank and equity in undistributed net earnings of subsidiary	(187,142)	(142,420)	(37,682)

Dividends from the Bank	527,166	712,152	552,465
Equity in undistributed net earnings of subsidiaries	1,525,348	496,988	447,056

Net income	$1,865,372	$1,066,720	$961,839

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	-	PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,865,372	$1,066,720	$961,839
Adjustments to reconcile net income to net cash
Equity in undistributed earnings of subsidiaries	(1,525,348)	(496,988)	(447,056)
Changes in other assets and liabilities	4,459	44,236	(100,582)

Net cash from operating activities	344,483	613,968	414,201

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Oregon Pacific Statutory Trust I	-	-	(124,000)
Investment in Bank	-	-	(4,000,000)
Repayment of bank borrowings	-	-	(250,000)

Net cash from investing activities	-	-	(4,374,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Junior Subordinated
Deferred Interest Debentures	-	-	4,124,000
Cash dividends paid	(301,551)	(266,130)	(240,691)
Repurchase of common stock	(31,610)	(344,714)	-
Proceeds from stock options exercised	9,997	-	100,000
Proceeds from issuance of common stock	11,003	-	-

Net cash from financing activities	(312,161)	(610,844)	3,983,309

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	32,322	3,124	23,510

CASH AND CASH EQUIVALENTS, beginning of year	26,634	23,510	-

CASH AND CASH EQUIVALENTS, end of year	$58,956	$26,634	$23,510

NOTE 20	-	SUBSEQUENT EVENTS

On January 3, 2006, the Bank purchased the assets of Coast Investment Advisors, Inc. the local Florence branch office of LPL Financial Services, Inc. The total purchase price was $461,900, of which 30% was paid in cash; the balance was a three-year note. Goodwill in the amount of $460,000 was recorded as a result of the transaction.

On January 17, 2006, the Bancorp Board of Directors authorized a cash dividend of $.06 per share payable on February 10, 2006, to stockholders of record on January 27, 2006.

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

Audit Committee. We have a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgment. The Audit Committee is primarily concerned with the effectiveness of audits of the Company by its internal auditor and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing the Company’s annual financial statements and the accounting standards and principles followed; and appointment of independent auditors. The members of the Audit Committee are Richard L. Yecny (Chair), Doug Feldkamp, Robert R. King, and Marteen L. Wick.

The Company’s Board of Directors has determined that Richard L. Yecny, a member of the Company’s Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to its executive officers, including its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. A copy of the code of ethics is available on the Company’s website, www.opbc.com.

Any additional information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2006, and is incorporated herein by reference.

Information concerning the Company’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in the definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 27, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 27, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is contained under the caption “Audit Fees” in the on Company’s definitive proxy statement for the Annual Meeting to be held April 27, 2006, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are filed as part of this Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets for the Years Ended December 31, 2005 and 2004
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 15 of the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and is hereby incorporated herein by this reference.)

The following documents are either being filed with, or incorporated by reference into, this Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

3.1     Articles of Incorporation of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.)

3.2     Bylaws of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(ii) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.)

3.1     2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF14A filed with the Securities and Exchange Commission on March 23, 2003.)

10.2   Oregon Pacific Banking Co. Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10(ii) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

14.     Code of Ethics (incorporated herein by reference to Exhibit 14 to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

21.1    List of Subsidiaries.

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Chief Executive Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Chief Financial Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports Filed on Form 8-K

Current Report on 8-K filed on February 10, 2006 containing Regulation F-D disclosure relating to the Company’s fourth quarter and fiscal year earnings release.

(c)  Exhibits.

The exhibits to be filed with this Form 10-K are set forth under Item (a) above.

_________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 30, 2006	OREGON PACIFIC BANCORP

	By:	/s/ Thomas K. Grove
Thomas K. Grove
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 30, 2006	Principal Executive Officer and Director:

	By:	/s/ Thomas K. Grove
Thomas K. Grove
President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

	By:	/s/ Joanne A. Forsberg
Joanne Forsberg
Secretary and Chief Financial Officer

Directors:

/s/ A. J. Brauer
A. J. Brauer, Chairman of the Board

/s/ Richard L. Yecny
Richard L. Yecny, Vice Chairman of the Board

/s/ Patricia Benetti
Patricia Benetti, Director

/s/ Lydia G. Brackney
Lydia G. Brackney, Director

/s/ Douglas B. Feldkamp
Douglas B. Feldkamp, Director

/s/ Robert R. King
Robert R. King, Director

/s/ Jon Thompson
Jon Thompson, Director

/s/ Marteen L. Wick
Marteen L. Wick, Director

EXHIBIT INDEX

1.	Exhibits Attached.

The following exhibits are attached to this Form 10-K.

EXHIBITS		PAGE

21.1	List of Subsidiaries	79

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	80

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	81

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	82

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	83