Form 10-Q
period 2006-03-31
OREGON PACIFIC BANCORP
filed 2006-05-12
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

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
Yes      ☒  No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one):    Large Accelerated Filer     ☐     Accelerated Filer     ☐     Non-accelerated Filer    ☒

  Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐  No     ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of April 30, 2006, was 2,175,842.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.     Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2006	2005

Cash and cash equivalents	$7,994,975	$5,018,838
Interest-bearing deposits in banks	10,653,911	5,916,224
Available-for-sale securities, at fair value	11,329,919	11,643,557
Restricted equity securities	1,023,100	1,023,100
Loans held-for-sale	1,454,222	1,350,810
Loans, net of allowance for loan losses and deferred fees	119,704,215	117,985,801
Premises & equipment, net	5,265,582	5,232,814
Intangible assets, net	439,300	-
Accrued interest and other assets	2,347,617	2,269,861

Total assets	$160,212,841	$150,441,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$35,401,037	$29,668,703
Interest-bearing demand deposits	42,024,063	40,468,295
Savings deposits	18,068,325	18,433,466
Time certificate accounts:
$100,000 or more	16,727,498	15,709,566
Other time certificate accounts	17,121,090	17,049,226

Total deposits	129,342,013	121,329,256

Federal Home Loan Bank borrowings and other debt	12,921,056	11,412,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	1,939,032	1,865,781
Accrued interest and other liabilities	1,248,364	1,445,931

Total liabilities	149,574,465	140,177,774

Stockholders' equity
Common stock, no par value, 10,000,000 shares authorized with 2,174,230 and 2,166,006 issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	4,940,095	4,858,728
Undivided profits	5,706,531	5,376,065
Accumulated other comprehensive (loss) income, net of tax	(8,250)	28,438

Total stockholders' equity	10,638,376	10,263,231

Total liabilities and stockholders' equity	$160,212,841	$150,441,005

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005

INTEREST INCOME
Interest and fees on loans	$2,557,547	$2,354,305
Interest on investment securities:
U.S. Teasuries and agencies	36,798	58,969
State and political subdivisions	75,224	80,812
Corporate and other investments	8,474	28,143
Interest on deposits in banks	105,955	15,025

Total interest income	2,783,998	2,537,254

INTEREST EXPENSE
Interest-bearing demand deposits	222,786	113,598
Savings deposits	25,154	24,350
Time deposits	280,412	133,451
Other borrowings	207,029	171,677

Total interest expense	735,381	443,076

Net interest income before provision for loan losses	2,048,617	2,094,178

PROVISION FOR LOAN LOSSES	26,000	170,000

Net interest income after provision for loan losses	2,022,617	1,924,178

NONINTEREST INCOME
Service charges and fees	250,393	232,134
Trust fee income	159,043	145,804
Mortgage loan sales and servicing fees, net	125,924	161,949
Investment sales commissions	91,288	27,893
Other income	34,046	97,758

Total noninterest income	660,694	665,538

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended March 31,
	2006	2005

NONINTEREST EXPENSE
Salaries and benefits	1,231,546	1,115,417
Occupancy	228,280	208,914
Supplies	40,160	47,034
Postage and freight	20,871	21,017
Outside services	168,154	173,871
Advertising	14,476	20,799
Loan collection expense	19,685	13,848
Securities and trust department expenses	57,349	37,969
Other expenses	190,387	156,304

Total noninterest expense	1,970,908	1,795,173

INCOME BEFORE INCOME TAXES	712,403	794,543

PROVISION FOR INCOME TAXES	251,821	309,083

NET INCOME	460,582	485,460

OTHER COMPREHENSIVE INCOME
Unrealized loss on available-for-sale securities, net of tax	(36,688)	(133,710)

COMPREHENSIVE INCOME	$423,894	$351,750

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.21	$0.23
Diluted earnings per share	$0.21	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,170,890	2,147,719
Diluted	2,180,781	2,151,674

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	1,081	11,003	-	-	11,003

Exercise of stock options	1,538	9,997	-	-	9,997

Cash dividends paid	-	-	(301,551)	-	(301,551)

Dividends reinvested in stock	19,071	171,176	(171,176)	-	-

Net income and comprehensive income	-	-	1,865,372	(182,277)	1,683,095

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock for 2005	1,686	20,000	-	-	20,000

Exercise of stock options	2,600	12,506	-	-	12,506

Stock-based compensation	-	3,812	-	-	3,812

Cash dividends paid	-	-	(85,067)	-	(85,067)

Dividends reinvested in stock	3,938	45,049	(45,049)	-	-

Net income and comprehensive income	-	-	460,582	(36,688)	423,894

Balance, March 31, 2006 (Unaudited)	2,174,230	$4,940,095	$5,706,531	$(8,250)	$10,638,376

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$460,582	$485,460
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	145,234	117,523
Provision for loan losses	26,000	170,000
Federal Home Loan Bank stock dividends	-	(3,000)
Stock-based compensation	3,812	-
Net change in mortgage loans held-for-sale	(103,412)	(146,631)
Net increase in accrued interest and other assets	(53,296)	(17,532)
Net (decrease) increase in accrued interest and other liabilities	(124,316)	69,923

Net cash from operating activities	354,604	675,743

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	250,000	189,200
Net increase in interest-bearing deposits in banks	(4,737,687)	(206,601)
Loans originated, net of principal repayments	(1,744,414)	(2,050,885)
Purchase of premises and equipment	(154,812)	(50,554)
Purchase of brokerage firm	(460,000)	-

Net cash from investing activities	(6,846,913)	(2,118,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	6,922,961	392,945
Net increase (decrease) in time deposits	1,089,796	(580,505)
Proceeds from Federal Home Loan Bank borrowings	1,522,000	1,700,000
Repayment of Federal Home Loan Bank borrowings	(13,750)	(13,750)
Shares acquired in stock repurchase plan	-	(31,609)
Proceeds from exercise of common stock options	12,506	-
Proceeds for issuance of common stock	-	1,003
Stock bonuses granted	20,000	-
Cash dividends paid	(85,067)	(66,866)

Net cash from financing activities	9,468,446	1,401,218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,976,137	(41,879)

CASH AND CASH EQUIVALENTS, beginning of period	$5,018,838	$4,341,385

CASH AND CASH EQUIVALENTS, end of period	$7,994,975	$4,299,506

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$45,049	$39,745

Change in fair value of AFS securities, net of tax	$(36,688)	$(133,710)

See accompanying notes

Index

Oregon Pacific Bancorp and Subsidiary
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 1 - Organization and Basis of Presentation

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

Oregon Pacific Bancorp, an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Banking Co. (collectively, the “Company”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2003, Bancorp formed Oregon Pacific Statutory Trust I, a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2005 Annual Report to Shareholders.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America and industry practice have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

Reclassifications - Certain reclassifications have been made to the 2005 financial statements to conform to current year presentations.

Index

Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of March 31, 2006.
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses More than 12 Months	Estimated Fair Value
March 31, 2006:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(87,812)	$3,912,188
State and political subdivisions	6,884,658	79,218	(6,365)	(7,537)	6,949,974
Corporate notes	459,011	8,746	-	-	467,757

	$11,343,669	$87,964	$(6,365)	$(95,349)	$11,329,919

December 31, 2005:
U.S. Treasury and agencies	$4,000,000	$-	$(12,500)	$(63,125)	$3,924,375
State and political subdivisions	6,884,782	123,997	(8,861)	(6,304)	6,993,614
Corporate notes	711,378	14,328	(138)	-	725,568

	$11,596,160	$138,325	$(21,499)	$(69,429)	$11,643,557

For the securities exhibiting unrealized losses, that is, they currently have fair values less than amortized costs, the Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The following information was also considered in determining that the impairments are not other-than-temporary. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. State and political subdivisions and corporate securities have a credit rating of at least investment grade by one of the nationally recognized rating agencies. The decline in value is not related to any company or industry-specific event and the Bank anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	MAR. 31, 2006	DEC. 31, 2005

Real estate	$19,167,010	$18,583,333
Commercial	95,062,483	94,138,523
Installment	7,779,285	7,541,900
Overdrafts	49,488	72,495

Total Loans	122,058,266	120,336,251
Less allowance for loan losses	(1,884,185)	(1,858,185)
Less deferred loan fees	(469,866)	(492,265)
Loans, net of allowance for loan losses and deferred loan fees	$119,704,215	$117,985,801

Index

Changes in the allowance for loan losses were as follows for the three-months ended:
	MAR. 31, 2006	MAR. 31, 2005

Balance, beginning of period	$1,858,185	$1,640,060
Provision for loan losses	26,000	170,000
Loans charged off	-	(1,480)
Loan recoveries	-	460

Balance, end of period	$1,884,185	$1,809,040

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans in the amount of $115,000 and $356,000 were on nonaccrual status at March 31, 2006 and December 31, 2005.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2006 or December 31, 2005.

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

Note 5 - Stock-based compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified- prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of January 1, 2006, 20,205 stock options were not fully vested.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model based on a weighted average volatility of 15.2%, expected life of options of three to five and one-half years, weighted average risk free interest rate of 4.7%, and a dividend yield of 2% grants during first quarter 2006. The fair value of options granted during the quarter ended March 31, 2006 ranged from $1.60 to $2.23.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended March 31, 2006, was approximately $3,800 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 32,991 nonvested options outstanding and there was $32,600 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2011.

Index

On March 16, 2006 the Board of Directors of the Company modified the vesting period of all incentive stock options granted after 2002 and allowed for accelerated vesting when an employee reaches retirement age and ceases continuous service. Under SFAS 123(R), grants issued subsequent to adoption of SFAS 123(R) which are subject to such an accelerated vesting upon the recipient’s attainment of retirement age, are expensed over the shorter of the time to retirement age or the vesting schedule in accordance with the grant. Thus the vesting period can be less than the plan’s five-year vesting period depending on the age of the grantee.

There were 13,082 options granted and 2,600 options exercised during the quarter ended March 31, 2006. The following table summarizes information about the stock options outstanding at March 31, 2006:

Exercise Price	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable

$4.81	2,597	4.8	2,597
$6.20	1,612	4.5	161
$7.25	17,242	6.0	-
$7.40	1,351	5.0	135
$11.85	13,082	7.0	-

Total	35,884		2,893
Weighted Average Per Share Price	$8.71

The following table illustrates the effect on net income and income per share for the periods ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

3 Months Ended March 31, 2005

Net earnings, as reported	$485,460
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,212)

Pro forma net earnings	$484,248

Basic earnings per common share:
As reported	$0.23
Pro forma	$0.23

Diluted earnings per common share:
As reported	$0.23
Pro forma	$0.23

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for March 31, 2005:

2005

Dividend yield	2.44%
Expected life (years)	7.5
Expected volatility	14.39%
Risk-free rate	4.50%

Index

Note 6 - Business Combinations

On January 03, 2006, the Bank acquired all of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  As a result of the acquisition, the Bank recorded $460,000 in intangible assets, which consist of a customer list and a non-compete agreement, which are amortized on a straight-line basis over the estimated lives of the asset, both of which are 60 months. The amortization of the non-compete agreement will begin at the end of a three-year employment contract. This acquisition was consistent with the Bank’s strategy to grow the Trust and Investment Department and provided an opportunity to increase the customer base in this area.

The aggregate purchase price was $462,000, which included cash of $140,000 and an unsecured Note Payable of $322,000. Interest on the note payable is 7% and paid monthly, while principal payments are made in three equal and annual installments, with the final payment due in February 2009. No liabilities or obligations were assumed in the transaction.

Note 7 - Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued FAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, which changes the accounting for all loan servicing rights  which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Index

The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon evaluations of the collectibility of loans and prior loan loss experience. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision in an estimation process and evaluates factors such as the trend in the loan growth and the percentage of change, the level of geographic and/or industry concentrations, competitive issues that impact the loan underwriting or structure, and economic conditions. The increase in the allowance primarily relates to loan growth since March 31, 2005. While management believes that the allowance for loan losses is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding based on the best information available, the assessment cannot be determined with precision and may not necessarily be indicative of future losses.

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At March 31, 2006, the Company’s mortgage servicing asset was $811,000 and the related loan balances serviced by the Company for others totaled $98.2 million.

Overview

Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial bank holding company, is the holding company of Oregon Pacific Banking Co. (the "Bank") (collectively, the “Company”). The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979. The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals. Full-service banking products are offered to the Bank’s customers from its four branches who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Company has a two-tiered corporate structure. At the holding company level the affairs of Bancorp, the sole owner of the Bank, are overseen by a Board of Directors elected by the shareholders of the Company. The business of the Bank is overseen by the Bank’s Board of Directors selected by Bancorp’s Board. Currently the respective members of the Board of Directors of the Bank and of Bancorp are identical.

The Company reported net income of $461,000, or $.21 per basic share, for the three months ended March 31, 2006. This compares to Bank income of $485,000, or $.23 per basic share, for the same three month period in the prior year. 2005 income includes an interest payment for a 2004 principal recovery of a previously charged off loan and a repayment of certain Bank costs that increased net income per share by $.07.

Financial Condition

Total assets at March 31, 2006 were $160,213,000 compared to $150,441,000 at December 31, 2005, an increase of $9,772,000 (6.1%). The increase was due primarily to increased interest-bearing deposits in banks ($4.74 million) and new loans ($1.72 million) funded by increases in demand deposits ($5.73 million) and interest-bearing demand deposits ($1.56 million).

Index

March 31, 2006 stockholders’ equity was $10,638,000, an increase of $375,000 from December 31, 2005. This change resulted from consolidated net income partially offset by cash dividends paid ($85,000).

The net loan portfolio at March 31, 2006 increased $1.8 million to $119.7 million compared to $117.9 million at December 31, 2005 and increased $9.1 million from March 31, 2005 when the portfolio was $110.6 million. See Note 3 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank at March 31, 2006 were $12.6 million compared to $11.4 million at December 31, 2005 and $12.8 million at March 31, 2005. The Bank borrowed $1.2 million during the first quarter of 2006 to match-fund a fixed rate loan. The new borrowings averaged 5.08% and the average rate on all borrowings is 4.23%. The Company also has an obligation to pay interest and, at maturity, principal on the “trust preferred securities” issued by Oregon Pacific Statutory Trust I and $322,000 from its January acquisition.

As a result of the acquisition of the local LPL Financial Services brokerage in January 2006, the Company recorded $460,000 of intangible assets. The Company had no intangible assets at December 31, 2005.

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

Net interest income on a tax-equivalent basis was $2,050,000 for the quarter ended March 31, 2006 compared to $1,758,000 which excludes the one-time interest payment (discussed above) for the same period in 2005 (see Table below). The $292,000 increase was due to increases in both the volume and rates of loans partially offset by an increase in the cost of funds and a small increase in the volume of time certificates. The increase in interest income of $584,000 was primarily due to a $173,000 increase from the increase in average loans outstanding of $9,748,000 from the same period one year ago and a $408,000 increase in average rates earned resulting from the rising interest rate environment over the past few years. The effective rate on interest-bearing liabilities for the quarter was 2.69% compared to 1.77% for the same period in 2005 which reflect rising interest rates and a shift of depositors to more time certificates.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Three Months Ended Mar 31, 2006			Three Months Ended Mar 31, 2005			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)(3)	$121,100	$2,558	8.45%	$111,352	$1,977	7.10%	$173	$408	$581
Investment securities
Taxable securities	5,631	48	3.41%	8,716	89	4.08%	(32)	(9)	(41)
Nontaxable securities (1)	6,785	73	4.30%	7,321	120	6.54%	(9)	(38)	(47)
Interest-earning balances duefrom banks	9,655	106	4.39%	2,557	15	2.35%	42	49	91
Total interest-earning assets	143,171	2,785	7.78%	129,946	2,201	6.77%	174	410	584

Cash and due from banks	4,774			4,215
Premises and equipment, net	5,239			5,173
Other real estate	0			0
Loan loss allowance	(1,872)			(1,720)
Other assets	4,476			3,371

Total assets	$155,788			$140,985

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$59,102	$248	1.68%	$60,716	$138	0.91%	$(4)	$114	$110
Time deposit and IRA accounts	33,324	280	3.36%	23,173	133	2.30%	58	89	147
Borrowed funds	16,706	207	4.96%	16,132	172	4.26%	6	29	35
Total interest-bearing liabilities	109,132	735	2.69%	100,021	443	1.77%	60	232	292
Noninterest-bearing deposits	32,774			29,452
Other liabilities	3,645			2,510
Total liabilities	145,551			131,983
Shareholders’ equity	10,237			9,002

Total liabilities and share- holders’ equity	$155,788			$140,985

Net interest income		$2,050			$1,758		$114	$178	$292

Net interest spread			5.09%			5.00%

Net interest expense to average earning assets			2.05%			1.36%

Net interest margin			5.73%			5.41%
____________
(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2)	Nonaccrual loans are included in the average balance.
(3)	2005 excludes one-time interest repayment of $377,000 for loan charged off in 1998 and recovered in 2004.

Index

Provision for Loan Losses

A provision of $26,000 was recorded for the three months ended March 31, 2006 compared to $170,000 in the same period in 2005. The allowance for loan losses at March 31, 2006 was 1.5% of gross loans, the same as December 31, 2005. Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at March 31, 2006. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $5,000 or 0.7% for the three months ended March 31, 2006 as compared to the same period in 2005.

	Three months ended
	March 31,
	2006	2005	$ Change	% Change

Service charges and fees	$250,393	$232,134	$18,259	7.9%
Trust fee income	159,043	145,804	$13,239	9.1%
Mortgage loan sales and servicing fees, net	125,924	161,949	$(36,025)	-22.2%
Investment sales commissions	91,288	27,893	$63,395	227.3%
Other income	34,046	97,758	$(63,712)	-65.2%
	$660,694	$665,538	$(4,844)	-0.7%

The decrease was the result of the a decrease of “other income” ($64,000) due to a recovery of Bank expenses as mentioned above in 2005 and decreased mortgage loan sales ($36,000) partially offset by an increase in Investment Department commissions subsequent to the acquisition of the brokerage in January as discussed in Note 6 ($69,000).

Noninterest Expense

Noninterest expense increased $176,000 or 9.8% for the three months ended March 31, 2006 from the same period one year ago.

	Three months ended
	March 31,
	2006	2005	$ Change	% Change

Salaries and benefits	$1,231,546	$1,115,417	$116,129	10.4%
Occupancy expense	228,280	208,914	$19,366	9.3%
Outside services	168,154	173,871	$(5,717)	-3.3%
Securities and trust department expenses	57,349	37,969	$19,380	51.0%
Other expenses	285,579	259,002	$26,577	10.3%
	$1,970,908	$1,795,173	$175,735	9.8%

Most of the increase is attributable to eight new full-time equivalent staff, three of whom were a part of the brokerage acquisition ($116,000) and resulting additional expenses for the Investment Department ($19,000).

Provision for Income Taxes

The provision for income taxes at both March 31, 2006 and 2005 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

Index

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Bank's liquidity position increased significantly during the quarter ended March 31, 2006 as deposit growth exceeded the loan growth volume. As a result, during the quarter, the loan-to-deposit ratio loosened and fell slightly to 94% at March 31, 2006. Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of March 31, 2006, the Bank had $10.7 million in such funds compared to $5.9 million at December 31, 2005. Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2006, the Bank’s leverage and total risk-based ratios were 9.30% and 12.34% respectively, which exceed the well-capitalized threshold.

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

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of senior management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity.  ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors. The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company’s market risk exposure since December 31, 2005.

Item 4.     Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2006, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

Index

(b)
Changes in Internal Controls: In the quarter ended March 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 1A.	Risk factors.

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

Index

Item 2.	Unregistered sales of equity securities and use of proceeds.

In August 2005 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends. During 2005, 1,081 shares were sold at an average price of $10.18 per share as part of the new Plan. No such purchases were made in the first quarter of 2006.

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

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_________________
** Filed herewith.

(b)	On February 10, 2006 a Form 8-K was filed under items 2.02 and 9.01 announcing 2005 fourth quarter and year earnings.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on May 12, 2006.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Secretary (Principal Financial Officer)