Form 10-Q
period 2006-06-30
OREGON PACIFIC BANCORP
filed 2006-08-11
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

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
Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of July 31, 2006, was 2,179,915.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	JUNE 30, 2006	DECEMBER 31, 2005

Cash and cash equivalents	$6,566,007	$5,018,838
Interest-bearing deposits in banks	6,581,299	5,916,224
Available-for-sale securities, at fair value	10,828,399	11,643,557
Restricted equity securities	1,023,100	1,023,100
Loans held-for-sale	1,093,695	1,350,810
Loans, net of allowance for loan losses and deferred fees	120,837,090	117,985,801
Premises & equipment, net	5,562,181	5,232,814
Intangible assets, net	418,600	-
Accrued interest and other assets	2,493,495	2,269,861

Total assets	$155,403,866	$150,441,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$35,302,737	$29,668,703
Interest-bearing demand deposits	43,247,235	40,468,295
Savings deposits	17,427,659	18,433,466
Time certificate accounts:
$100,000 or more	15,133,428	15,709,566
Other time certificate accounts	15,213,292	17,049,226

Total deposits	126,324,351	121,329,256

Federal Home Loan Bank borrowings and other debt	11,007,306	11,412,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,013,569	1,865,781
Accrued interest and other liabilities	901,589	1,445,931

Total liabilities	144,370,815	140,177,774

Stockholders' equity
Common stock, no par value, 10,000,000 shares authorized with 2,179,915 and 2,166,006 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	5,002,326	4,858,728
Undivided profits	6,074,209	5,376,065
Accumulated other comprehensive (loss) income, net of tax	(43,484)	28,438

Total stockholders' equity	11,033,051	10,263,231

Total liabilities and stockholders' equity	$155,403,866	$150,441,005

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$2,584,232	$2,142,097	$5,141,779	$4,496,402
Interest on investment securities:
U.S. Teasuries and agencies	36,905	28,951	73,703	87,920
State and political subdivisions	74,288	80,161	149,512	160,973
Corporate and other investments	15,782	24,518	24,256	52,661
Interest on deposits in banks	128,644	31,870	234,599	46,895

Total interest income	2,839,851	2,307,597	5,623,849	4,844,851

INTEREST EXPENSE
Interest-bearing demand deposits	267,595	176,396	490,381	289,994
Savings deposits	27,125	24,453	52,279	48,803
Time deposits	281,074	175,345	561,486	308,796
Other borrowings	212,679	179,877	419,708	351,554

Total interest expense	788,473	556,071	1,523,854	999,147

Net interest income	2,051,378	1,751,526	4,099,995	3,845,704

PROVISION FOR LOAN LOSSES	-	45,000	26,000	215,000

Net interest income after provision for loan losses	2,051,378	1,706,526	4,073,995	3,630,704

NONINTEREST INCOME
Service charges and fees	261,021	239,469	511,414	471,603
Trust fee income	165,149	156,368	324,192	302,172
Mortgage loan sales and servicing fees	119,660	123,723	245,584	285,672
Investment sales commissions	120,529	36,020	211,817	63,913
Other income	39,334	28,953	73,380	126,711

Total noninterest income	705,693	584,533	1,366,387	1,250,071

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NONINTEREST EXPENSE
Salaries and benefits	$1,217,327	$1,050,371	$2,448,873	$2,165,788
Occupancy	226,123	221,161	454,403	430,075
Supplies	40,109	41,798	80,269	88,832
Postage and freight	28,939	28,408	49,810	49,425
Outside services	178,142	158,068	346,296	331,939
Advertising	15,897	30,433	30,373	51,232
Loan collection expense	5,356	14,695	25,041	28,543
Securities and trust department expenses	82,253	46,963	139,602	84,932
Other expenses	188,508	168,010	378,895	324,314

Total noninterest expense	1,982,654	1,759,907	3,953,562	3,555,080

INCOME BEFORE INCOME TAXES	774,417	531,152	1,486,820	1,325,695

PROVISION FOR INCOME TAXES	276,188	220,702	528,009	529,785

NET INCOME	498,229	310,450	958,811	795,910

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	(35,234)	55,690	(71,922)	(78,020)

COMPREHENSIVE INCOME	$462,995	$366,140	$886,889	$717,890

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.23	$0.14	$0.44	$0.37
Diluted earnings per share	$0.23	$0.14	$0.44	$0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,177,178	2,152,253	2,174,052	2,149,998
Diluted	2,185,702	2,158,574	2,182,414	2,155,300

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	1,081	11,003	-	-	11,003

Exercise of stock options	1,538	9,997	-	-	9,997

Cash dividends paid	-	-	(301,551)	-	(301,551)

Dividends reinvested in stock	19,071	171,176	(171,176)	-	-

Net income and comprehensive income	-	-	1,865,372	(182,277)	1,683,095

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock for 2005	1,686	20,000	-	-	20,000

Exercise of stock options	4,212	22,500	-	-	22,500

Stock-based compensation	-	7,626	-	-	7,626

Cash dividends paid	-	-	(167,195)	-	(167,195)

Dividends reinvested in stock	8,011	93,472	(93,472)	-	-

Net income and comprehensive income	-	-	958,811	(71,922)	886,889

Balance, June 30, 2006	2,179,915	$5,002,326	$6,074,209	$(43,484)	$11,033,051

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$958,811	$795,910
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	290,504	240,408
Provision for loan losses	26,000	215,000
Federal Home Loan Bank stock dividends	-	(3,000)
Stock-based compensation	7,626	-
Net change in mortgage loans held-for-sale	257,115	(538,830)
Net increase in accrued interest and other assets	(175,686)	(332,713)
Net (decrease) increase in accrued interest and other liabilities	(396,554)	8,257

Net cash from operating activities	967,816	385,032

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	690,000	3,058,836
Net increase in interest-bearing deposits in banks	(665,075)	(1,480,165)
Loans originated, net of principal repayments	(2,877,289)	(7,666,414)
Purchase of premises and equipment	(573,183)	(112,850)
Purchase of brokerage firm	(460,000)	-

Net cash from investing activities	(3,885,547)	(6,200,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	7,407,167	4,207,943
Net (decrease) increase in time deposits	(2,412,072)	4,166,510
Proceeds from Federal Home Loan Bank borrowings	1,522,000	4,000,000
Repayment of Federal Home Loan Bank borrowings	(1,927,500)	(5,427,501)
Shares acquired in stock repurchase plan	-	(31,610)
Proceeds from exercise of common stock options	22,500	-
Proceeds for issuance of common stock	-	1,003
Stock bonuses granted	20,000	-
Cash dividends paid	(167,195)	(134,813)

Net cash from financing activities	4,464,900	6,781,532

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,547,169	965,971

CASH AND CASH EQUIVALENTS, beginning of period	$5,018,838	$4,341,385

CASH AND CASH EQUIVALENTS, end of period	$6,566,007	$5,307,356

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$93,472	$79,078

Change in fair value of AFS securities, net of tax	$(71,922)	$(78,020)

See accompanying notes

Index

Oregon Pacific Bancorp
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Oregon Pacific Bancorp (“Bancorp”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Oregon Pacific Bank (the “Bank”), after elimination of intercompany transactions and balances. Substantially all activity of Bancorp is conducted through its banking subsidiary.

Oregon Pacific Bancorp, an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Bank (collectively, the “Company”) effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon, from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2003, Bancorp formed Oregon Pacific Statutory Trust I, a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the three months ended June 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2005 Annual Report to Shareholders.

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

Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of June 30, 2006.

Index

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses More than 12 Months	Estimated Fair Value
June 30, 2006:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(100,625)	$3,899,375
State and political subdivisions	6,444,307	64,396	(33,505)	(6,544)	6,468,654
Corporate notes	456,565	3,805	-	-	460,370

	$10,900,872	$68,201	$(33,505)	$(107,169)	$10,828,399

December 31, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(12,500)	$(63,125)	$3,924,375
State and political subdivisions	6,884,782	123,997	(8,861)	(6,304)	6,993,614
Corporate notes	711,378	14,328	(138)	-	725,568

	$11,596,160	$138,325	$(21,499)	$(69,429)	$11,643,557

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

Note 3 - Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At June 30, 2006, the Company’s related loan balances serviced by the Company for others totaled $98.6 million.

The following summarizes the Company’s activity related to mortgage servicing rights for the six months ended June 30, 2006 and 2005:

Mortgage Servicing Rights at June 30,	2006	2005

Balance at beginning of year	$808,709	$811,436
Additions	61,724	75,117
Amortization	(63,659)	(91,499)

Balance at June 30,	$806,774	$795,054

For the six months ended June 30, 2006 and 2005 there were no impairment charges recorded.

Index

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2006	DEC. 31, 2005

Real estate	$20,673,395	$18,583,333
Commercial	93,370,431	94,138,523
Installment	9,019,049	7,541,900
Overdrafts	98,338	72,495

Total Loans	123,161,213	120,336,251
Less allowance for loan losses	(1,884,235)	(1,858,185)
Less deferred loan fees	(439,888)	(492,265)
Loans, net of allowance for loan losses and deferred loan fees	$120,837,090	$117,985,801

Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2006	JUN. 30, 2005

Balance, beginning of period	$1,858,185	$1,640,060
Provision for loan losses	26,000	215,000
Loans charged off	-	(1,569)
Loan recoveries	50	3,711

Balance, end of period	$1,884,235	$1,857,202

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans in the amount of $113,000 and $356,000 were on nonaccrual status at June 30, 2006 and December 31, 2005.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either June 30, 2006 or December 31, 2005.

Note 5 - Earnings per Share of Common Stock

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

Note 6 - Stock-based compensation

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

Index

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model based on a weighted average volatility of 15.2%, expected life of options of three to five and one-half years, weighted average risk free interest rate of 4.7%, and a dividend yield of 2% grants in 2006. The fair value of options granted during the quarter ended March 31, 2006 ranged from $1.60 to $2.23; no grants were made in the second quarter.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended June 30, 2006, was approximately $3,800 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of June 30, 2006, the Company had 21,702 nonvested options outstanding and there was $24,700 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2012.

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

There were no options granted and 1,612 options exercised during the quarter ended June 30, 2006. The following table summarizes information about the stock options outstanding at June 30, 2006:

Exercise Price	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable

$4.81	2,597	4.5	2,597
$7.25	17,242	2.6	8,622
$7.40	1,351	1.8	1,351
$11.85	13,082	7.8	-

Total	34,272		12,570
Weighted Average Per Share Price	$8.83

The following table illustrates the effect on net income and income per share for the periods ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Index

6 Months Ended
June 30, 2005

Net earnings, as reported	$795,910
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(242)

Pro forma net earnings	$795,668

Basic earnings per common share:
As reported	$0.37
Pro forma	$0.37

Diluted earnings per common share:
As reported	$0.37
Pro forma	$0.37

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the period ended June 30, 2005:

2005

Dividend yield	2.44%
Expected life (years)	7.5
Expected volatility	14.39%
Risk-free rate	4.50%

Note 7 - Business Combinations

On January 3, 2006, the Bank acquired all of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  As a result of the acquisition, the Bank recorded $460,000 in intangible assets, which consist of a customer list and a non-compete agreement, which are amortized on a straight-line basis over the estimated lives of the asset, both of which are 60 months. The amortization of the non-compete agreement will begin at the end of a three-year employment contract. This acquisition was consistent with the Bank’s strategy to grow the Trust and Investment Department and provided an opportunity to increase the customer base in this area.

The aggregate purchase price was $462,000, which included cash of $140,000 and an unsecured Note Payable of $322,000. Interest on the note payable is 7% and paid monthly, while principal payments are made in three equal annual installments, with the final payment due in February 2009. No liabilities or obligations were assumed in the transaction.

Note 8 - Accounting Pronouncements

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

Index

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
The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon evaluations of the collectibility of loans and prior loan loss experience. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision in an estimation process and evaluates factors such as the trend in the loan growth and the percentage of change, the level of geographic and/or industry concentrations, competitive issues that impact the loan underwriting or structure, and economic conditions. The increase in the allowance primarily relates to loan growth since June 30, 2005. While management believes that the allowance for loan losses is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding based on the best information available, the assessment cannot be determined with precision and may not necessarily be indicative of future losses.

Overview

Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial bank holding company, is the holding company of Oregon Pacific Bank (the "Bank") (collectively, the “Company”). The Company is headquartered in Florence, Oregon.

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

Index

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

The Company reported net income of $498,000, or $.23 per diluted share, for the three months ended June 30, 2006. This compares to Bank income of $310,000, or $.14 per diluted share, for the same three month period in the prior year for an increase of 64.3%. Income for the six month period ended June 30, 2006 was $959,000 or $.44 per diluted share compared to $796,000 or $.37 per diluted share in the prior year, an increase of 18.9%. 2005 first quarter income includes an interest payment for a 2004 principal recovery of a previously charged off loan and a repayment of certain Bank costs that increased earnings per share by $.07. The increase in income is primarily due to increased net interest income; see Table on page 15.

Financial Condition

Total assets at June 30, 2006 were $155,404,000 compared to $150,441,000 at December 31, 2005, an increase of $4,963,000 (3.3%). The increase was due primarily to increased new loans ($2.85 million) and cash ($1.55 million) and were funded by increases in deposits, primarily demand deposits ($5.63 million).

Stockholders’ equity at June 30, 2006 was $11,033,000, an increase of $770,000 from December 31, 2005. This change resulted from consolidated net income partially offset by cash dividends paid ($167,000).

The net loan portfolio at June 30, 2006 increased $2.8 million to $120.8 million compared to $118.0 million at December 31, 2005 and increased $4.6 million from June 30, 2005 when the portfolio was $116.2 million. See Note 3 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank at June 30, 2006 were $11.0 million compared to $11.4 million at December 31, 2005 and $10.4 million at June 30, 2005. The Bank borrowed $1.2 million during the first quarter of 2006 to match-fund a fixed rate loan and paid off a $1.5 million matured loan in the second quarter. The new borrowings averaged 5.08% and the average rate on all borrowings at June 30, 2006 is 4.20%. The Company also has an obligation to pay interest and, at maturity, principal on the floating rate Junior Subordinated Deferrable Interest Debentures held by Oregon Pacific Statutory Trust I.

The Bank began building a new financial services center on its property behind the current main office in Florence. It will house the commercial and real estate mortgage lending activities, loan servicing, the Trust and Asset Management Department, and the brokerage or Investment Department. Occupancy is expected in late spring 2007.

As a result of the acquisition of the local LPL Financial Services brokerage office in January 2006, the Company recorded $460,000 of intangible assets. The Company had no such intangible assets at December 31, 2005.

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

Index

Net interest income on a tax-equivalent basis was $4,178,000 for the two quarters ended June 30, 2006 compared to $3,615,000 which excludes the one-time interest payment (discussed above) for the same period in 2005 (see Table below). The $563,000 increase was due to increases in both the volume and rates of loans partially offset by an increase in the cost of funds and a small increase in the volume of time certificates. The increase in interest income of $1.09 million was primarily due to a $265,000 increase from the increase in average loans outstanding of $7.23 million from the same period one year ago and a $695,000 increase in average rates earned resulting from the rising interest rate environment over the past few years. The effective rate on interest-bearing liabilities for the quarter was 2.81% compared to 1.96% for the same period in 2005 which reflect rising interest rates and a shift of depositors to more time certificates.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Six Months Ended Jun 30, 2006			Six Months Ended Jun 30, 2005			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)(3)	$121,248	$5,142	8.48%	$114,019	$4,182	7.34%	$265	$695	$960
Investment securities
Taxable securities	5,592	98	3.51%	7,888	141	3.58%	(41)	(2)	(43)
Nontaxable securities (1)	6,726	227	6.76%	7,255	244	6.72%	(18)	1	(17)
Interest-earning balances due from banks	10,100	235	4.65%	3,464	47	2.71%	90	98	188
Total interest-earning assets	143,666	5,702	7.94%	132,626	4,614	6.96%	296	792	1,088

Cash and due from banks	4,814			4,388
Premises and equipment, net	5,331			5,147
Other real estate	0			0
Loan loss allowance	(1,878)			(1,774)
Other assets	4,513			3,142

Total assets	$156,446			$143,529

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$59,589	$543	1.82%	$61,436	$339	1.10%	$(10)	$214	$204
Time deposit and IRA accounts	32,179	561	3.49%	24,376	309	2.54%	99	153	252
Borrowed funds	16,676	420	5.04%	15,980	351	4.39%	15	54	69
Total interest-bearing liabilities	108,444	1,524	2.81%	101,792	999	1.96%	104	421	525
Noninterest-bearing deposits	34,161			29,996
Other liabilities	3,646			2,994
Total liabilities	146,251			134,782
Shareholders’ equity	10,195			8,747

Total liabilities and share-holders’ equity	$156,446			$143,529

Net interest income		$4,178			$3,615		$192	$371	$563

Net interest spread			5.13%			5.00%

Net interest expense to average earning assets			2.12%			1.51%

Net interest margin			5.82%			5.45%
__________

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2)	Nonaccrual loans are included in the average balance.
(3)	2005 excludes one-time interest repayment of $377,000 for a loan charged off in 1998 and recovered in 2004.

Index

Provision for Loan Losses

A provision of $26,000 was recorded for the six months ended June 30, 2006 compared to $215,000 in the same period in 2005. The allowance for loan losses at June 30, 2006 was 1.5% of gross loans, the same as December 31, 2005. Management believes the reserve is adequate for probable loan losses in the loan portfolio at June 30, 2006. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $121,000 or 20.7% for the three months and $116,000 or 9.3% for the six months ended June 30, 2006 as compared to the same periods in 2005.

	Three months ended
	June 30,
	2006	2005	$ Change	% Change

Service charges and fees	$261,021	$239,469	$21,552	9.0%
Trust fee income	165,149	156,368	$8,781	5.6%
Mortgage loan sales and servicing fees, net	119,660	123,723	$(4,063)	-3.3%
Investment sales commissions	120,529	36,020	$84,509	234.6%
Other income	39,334	28,953	$10,381	35.9%

	$705,693	$584,533	$121,160	20.7%

	Six months ended
	June 30,
	2006	2005	$ Change	% Change

Service charges and fees	$511,414	$471,603	$39,811	8.4%
Trust fee income	324,192	302,172	$22,020	7.3%
Mortgage loan sales and servicing fees, net	245,584	285,672	$(40,088)	-14.0%
Investment sales commissions	211,817	63,913	$147,904	231.4%
Other income	73,380	126,711	$(53,331)	-42.1%

	$1,366,387	$1,250,071	$116,316	9.3%

The increase was primarily the result of the increase of Investment Department commissions subsequent to the acquisition of the brokerage in January as discussed in Note 6. In the six months ended June 30, 2005 the Bank received repayment for expenses resulting from a charged-off loan; no such payment was received in 2006 causing the decrease in “other income” from the prior year.

Noninterest Expense

Noninterest expense increased $223,000 or 12.7% for the three months and $398,000 or 11.2% for the six months ended June 30, 2006 from the same periods one year ago.

Index

	Three months ended
	June 30,
	2006	2005	$ Change	% Change

Salaries and benefits	$1,217,327	$1,050,371	$166,956	15.9%
Occupancy expense	226,123	221,161	$4,962	2.2%
Outside services	178,142	158,068	$20,074	12.7%
Securities and trust department expenses	82,253	46,963	$35,290	75.1%
Other expenses	278,809	283,344	$(4,535)	-1.6%

	$1,982,654	$1,759,907	$222,747	12.7%

	Six months ended
	June 30,
	2006	2005	$ Change	% Change

Salaries and benefits	$2,448,873	$2,165,788	$283,085	13.1%
Occupancy expense	454,403	430,075	$24,328	5.7%
Outside services	346,296	331,939	$14,357	4.3%
Securities and trust department expenses	139,602	84,932	$54,670	64.4%
Other expenses	564,388	542,346	$22,042	4.1%

	$3,953,562	$3,555,080	$398,482	11.2%

Most of the increase is attributable to eight new full-time equivalent staff, three of whom were a part of the brokerage acquisition plus the resulting additional expenses for the Securities Department.

Provision for Income Taxes

The provision for income taxes at both June 30, 2006 and 2005 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Bank's liquidity position increased significantly during the quarter ended June 30, 2006 as deposit growth exceeded the loan growth volume. As a result, during the first six months, the loan-to-deposit ratio loosened and fell slightly to 97% at June 30, 2006. Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of June 30, 2006, the Bank had $6.6 million in such funds compared to $5.9 million at December 31, 2005. Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

Index

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $968,000 during the six months ended June, 2006. The principal source of cash provided by operating activities was net income. Net cash of $3.9 million used in investing activities consisted principally of $2.9 million of net loan growth, $573,000 of purchases of premises and equipment, and $460,000 for the purchase of the local LPL Financial Services brokerage office. The $4.5 million of cash provided by financing activities primarily consisted of $7.4 million demand deposit accounts, partly offset by $2.4 million decreases in time deposits and $167,000 payment of dividends.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2006, the Bank’s leverage and total risk-based ratios were 9.32% and 12.42%, respectively, which exceed the well-capitalized threshold.

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

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2006, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Index

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

In August 2005 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends. During 2005, 1,081 shares were purchased by existing shareholders at an average price of $10.18 per share as part of the new Plan. No such purchases were made in the first half of 2006.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

The Annual Meeting of Stockholders was held on April 27, 2006. There were 2,174,070 shares of common stock that could be voted, and 1,603,308 shares present at the meeting by holders thereof by proxy, which constituted a quorum. The following is a summary of the results of the vote:

Index

Vote for the election of Directors:

Nominees	Term	Votes:	For	Withheld

Dr. A. J. Brauer	Three Years		1,574,661	28,647
Lydia G. Brackney	Three Years		1,603,208	100
Richard L. Yecny	Three Years		1,603,208	100

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

The following documents are filed as part of this Form 10-Q as required by Item 601 of Regulation S-K:

3.1
Articles of Incorporation of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on June 30, 2003).

3.2
Bylaws of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on June 30, 2003).

10.1	2003 Stock Incentive Plan (incorporated by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF 14A filed with the Securities and Exchange Commission on March 25, 2003).

10.2
Oregon Pacific Bank Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004).

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

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on August 11, 2006.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Secretary (Principal Financial Officer)