Form 10-Q
period 2006-09-30
OREGON PACIFIC BANCORP
filed 2006-11-15
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of October 31, 2006, was 2,183,614.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2006	December 31, 2005

Cash and cash equivalents	$3,584,844	$5,018,838
Interest-bearing deposits in banks	5,219,797	5,916,224
Available-for-sale securities, at fair value	10,921,464	11,643,557
Restricted equity securities	1,023,100	1,023,100
Loans held-for-sale	879,431	1,350,810
Loans, net of allowance for loan losses and deferred fees	125,349,617	117,985,801
Premises & equipment, net	5,941,883	5,232,814
Intangible assets, net	397,900	-
Accrued interest and other assets	2,460,549	2,269,861

Total assets	$155,778,585	$150,441,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$34,823,208	$29,668,703
Interest-bearing demand deposits	45,038,089	40,468,295
Savings deposits	16,142,455	18,433,466
Time certificate accounts:
$100,000 or more	15,100,204	15,709,566
Other time certificate accounts	15,465,518	17,049,226

Total deposits	126,569,474	121,329,256

Federal Home Loan Bank borrowings and other debt	10,493,556	11,412,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,096,197	1,865,781
Accrued interest and other liabilities	984,376	1,445,931

Total liabilities	144,267,603	140,177,774

Stockholders' equity
Common stock, no par value, 10,000,000 shares authorized with 2,183,614 and 2,166,006 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5,050,812	4,858,728
Undivided profits	6,445,857	5,376,065
Accumulated other comprehensive income, net of tax	14,313	28,438

Total stockholders' equity	11,510,982	10,263,231

Total liabilities and stockholders' equity	$155,778,585	$150,441,005

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$2,857,354	$2,339,065	$7,999,133	$6,835,467
Interest on investment securities:
U.S. Treasuries and agencies	37,244	37,244	110,947	125,164
State and political subdivisions	71,040	80,160	220,552	241,133
Corporate and other investments	7,872	12,238	32,128	64,899
Interest on deposits in banks	112,981	63,705	347,580	110,600

Total interest income	3,086,491	2,532,412	8,710,340	7,377,263

INTEREST EXPENSE
Interest-bearing demand deposits	325,055	195,796	815,436	485,790
Savings deposits	28,572	24,554	80,851	73,357
Time deposits	304,193	224,602	865,679	533,398
Other borrowings	201,998	171,050	621,706	522,604

Total interest expense	859,818	616,002	2,383,672	1,615,149

Net interest income	2,226,673	1,916,410	6,326,668	5,762,114

PROVISION FOR LOAN LOSSES	-	30,000	26,000	245,000

Net interest income after provision for loan losses	2,226,673	1,886,410	6,300,668	5,517,114

NONINTEREST INCOME		-
Service charges and fees	236,491	265,000	747,905	736,603
Trust fee income	177,885	156,701	502,077	458,873
Mortgage loan sales and servicing fees	102,005	194,024	347,589	479,696
Investment sales commissions	100,530	36,486	312,347	100,399
Other income	51,083	236,714	124,463	363,425

Total noninterest income	667,994	888,925	2,034,381	2,138,996

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NONINTEREST EXPENSE
Salaries and benefits	$1,265,594	$1,093,331	$3,714,467	$3,259,119
Occupancy	227,108	233,991	681,511	664,066
Supplies	49,557	42,958	129,826	131,790
Postage and freight	27,005	21,603	76,815	71,028
Outside services	178,482	168,615	524,778	500,554
Advertising	33,007	27,222	63,380	78,454
Loan collection expense	48,804	12,471	73,845	41,014
Securities and trust department expenses	85,123	40,424	224,725	125,356
Other expenses	175,152	181,568	554,047	505,882

Total noninterest expense	2,089,832	1,822,183	6,043,394	5,377,263

INCOME BEFORE INCOME TAXES	804,835	953,152	2,291,655	2,278,847

PROVISION FOR INCOME TAXES	280,593	370,596	808,602	900,381

NET INCOME	524,242	582,556	1,483,053	1,378,466

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	57,797	(67,830)	(14,125)	(145,850)

COMPREHENSIVE INCOME	$582,039	$514,726	$1,468,928	$1,232,616

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.24	$0.27	$0.68	$0.64
Diluted earnings per share	$0.24	$0.27	$0.68	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,181,925	2,157,123	2,176,705	2,152,399
Diluted	2,191,395	2,166,789	2,184,979	2,158,007

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock	1,686	20,000	-	-	20,000

Exercise of stock options	4,212	22,500	-	-	22,500

Stock-based compensation	-	11,439	-	-	11,439

Cash dividends paid	-	-	(275,116)	-	(275,116)

Dividends reinvested in stock	11,710	138,145	(138,145)	-	-

Net income and comprehensive income	-	-	1,483,053	(14,125)	1,468,928

Balance, September 30, 2006	2,183,614	$5,050,812	$6,445,857	$14,313	$11,510,982

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,483,053	$1,378,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	416,485	364,563
Provision for loan losses	26,000	245,000
Federal Home Loan Bank stock dividends	-	(3,000)
Stock-based compensation	11,439	-
Net change in mortgage loans held-for-sale	471,379	(373,858)
Loss on disposition of premises, equipment, and other real estate	-	3,215
Net increase in accrued interest and other assets	(181,270)	(120,130)
Net (decrease) increase in accrued interest and other liabilities	(231,139)	160,099

Net cash from operating activities	1,995,947	1,654,355

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	690,000	3,158,836
Net increase in interest-bearing deposits in banks	696,427	(5,092,083)
Loans originated, net of principal repayments	(7,389,816)	(9,150,992)
Purchase of premises and equipment	(1,075,604)	(175,913)
Purchase of brokerage firm assets	(439,300)	-

Net cash from investing activities	(7,518,293)	(11,260,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	7,433,288	4,722,128
Net (decrease) increase in time deposits	(2,193,070)	7,589,939
Proceeds from Federal Home Loan Bank borrowings	1,522,000	4,900,000
Repayment of Federal Home Loan Bank borrowings	(2,441,250)	(6,341,250)
Shares acquired in stock repurchase plan	-	(31,610)
Proceeds from exercise of common stock options	22,500	-
Proceeds for issuance of common stock	-	1,003
Stock bonuses granted	20,000	-
Cash dividends paid	(275,116)	(216,877)

Net cash from financing activities	4,088,352	10,623,333

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,433,994)	1,017,536

CASH AND CASH EQUIVALENTS, beginning of period	$5,018,838	$4,341,385

CASH AND CASH EQUIVALENTS, end of period	$3,584,844	$5,358,921

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$138,145	$126,292

Change in fair value of AFS securities, net of tax	$(14,125)	$(145,850)

See accompanying notes

Index

Oregon Pacific Bancorp
Notes to Consolidated Financial Statements
September 30, 2006
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented. Actual results could differ from those estimated. Additionally, the results of operations for the three months ended September 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2005 Annual Report to Shareholders.

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

Note 2 - Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of September 30, 2006.

Index

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses More than 12 Months	Estimated Fair Value
September 30, 2006:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(61,875)	$3,938,125
State and political subdivisions	6,443,540	89,544	-	(8,609)	6,524,475
Corporate notes	454,069	4,795	-	-	458,864

	$10,897,609	$94,339	$-	$(70,484)	$10,921,464

December 31, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(12,500)	$(63,125)	$3,924,375
State and political subdivisions	6,884,782	123,997	(8,861)	(6,304)	6,993,614
Corporate notes	711,378	14,328	(138)	-	725,568

	$11,596,160	$138,325	$(21,499)	$(69,429)	$11,643,557

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

Note 3 - Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At September 30, 2006, the Company’s related loan balances serviced by the Company for others totaled $96.4 million.

The following summarizes the Company’s activity related to mortgage servicing rights for the nine months ended September 30, 2006 and 2005:

Mortgage Servicing Rights at September 30,	2006	2005

Balance at beginning of year	$808,709	$811,436
Additions	67,341	75,117
Amortization	(95,717)	(91,499)

Balance at September 30,	$780,333	$795,054

For the nine months ended September 30, 2006 and 2005 there were no impairment charges recorded.

Index

Note 4 - Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	SEPT. 30, 2006	DEC. 31, 2005

Real estate	$21,495,621	$18,583,333
Commercial	97,748,247	94,138,523
Installment	8,367,561	7,541,900
Overdrafts	29,871	72,495
Total Loans	127,641,300	120,336,251
Less allowance for loan losses	(1,883,435)	(1,858,185)
Less deferred loan fees	(408,248)	(492,265)
Loans, net of allowance for loan losses and deferred loan fees	$125,349,617	$117,985,801

Changes in the allowance for loan losses were as follows for the nine-months ended:

	SEPT. 30, 2006	SEPT. 30, 2005

Balance, beginning of period	$1,858,185	$1,640,060
Provision for loan losses	26,000	245,000
Loans charged off	(800)	(2,023)
Loan recoveries	50	3,735

Balance, end of period	$1,883,435	$1,886,772

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans in the amount of $159,000 and $356,000 were on nonaccrual status at September 30, 2006 and December 31, 2005.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either September 30, 2006 or December 31, 2005.

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

Index

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model based on a weighted average volatility of 15.2%, expected life of options of three to five and one-half years, weighted average risk free interest rate of 4.7%, and a dividend yield of 2% for grants in 2006. The fair value of options granted during the quarter ended March 31, 2006 ranged from $1.60 to $2.23; no grants were made in the second or third quarters.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended September 30, 2006, was approximately $3,800 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of September 30, 2006, the Company had 14,806 nonvested options outstanding and there was $24,900 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2012. The following table summarizes the change in the number of stock options at September 30, 2006 and the fair value of the grant on the date of grant:

Options	Shares	Average Exercise Price ($)	Weighted Avg. Grant-Date Fair Value Per Option ($)

Outstanding at January 1, 2006	25,402	6.69
Granted	13,082	11.85	1.92
Exercised	4,212	5.34
Outstanding at Sept. 30. 2006	34,272	8.45	1.54
Exercisable at Sept. 30, 2006	19,466	6.94	1.31

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

There were no options granted and no options exercised during the quarter ended September 30, 2006. The following table summarizes information about the stock options outstanding at September 30, 2006:

	Exercise Price	Number Outstanding	Avg. Remaining Contractual Life (years)	Options Exercisable

	$4.81	2,597	4.3	2,597
	$7.25	17,242	2.4	15,518
	$7.40	1,351	1.5	1,351
	$11.85	13,082	5.1	-
Weighted Average Per Share Price	$8.83	34,272		19,466

The following table illustrates the effect on net income and income per share for the periods ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Index

9 Months Ended September 30, 2005

Net earnings, as reported	$1,378,466
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,636)

Pro forma net earnings	$1,374,830

Basic earnings per common share:
As reported	$0.64
Pro forma	$0.64

Diluted earnings per common share:
As reported	$0.64
Pro forma	$0.64

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the period ended September 30, 2005:

2005

Dividend yield	2.44%
Expected life (years)	7.5
Expected volatility	14.39%
Risk-free rate	4.50%

Note 7 - Acquisition of Brokerage Firm Assets

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

Note 8 - Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments.  The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133.  Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to Statement 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and is not expected to have any significant impact on the Bank’s financial condition or results of operations.

Index

In March 2006, the Financial Accounting Standards Board issued FAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, which changes the accounting for all loan servicing rights  which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. It is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, FairValue Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). Statement 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their post retirement benefit plans in financial statements. The Statement is effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

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

Index

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

The Company reported net income of $524,000, or $.24 per diluted share, for the three months ended September 30, 2006. This compares to Bank income of $582,000, or $.27 per diluted share, for the same three month period in the prior year for a decrease of 10.0%. Income for the nine month period ended September 30, 2006 was $1,483,000 or $.68 per diluted share compared to $1,378,000 or $.64 per diluted share in the prior year, an increase of 7.6%. 2005 third quarter income includes an insurance reimbursement for a lawsuit settlement paid in 2004 that increased 2005 earnings by $0.06 per share. 2005 first quarter income includes an interest payment for a 2004 principal recovery of a previously charged off loan and a repayment of certain Bank costs that increased earnings per share by $.07. Without the two one-time events in 2005, the current year income would have grown by $0.17. The increase in income is primarily due to increased net interest income which has been affected by climbing interest rates and higher loan portfolio balances; see Table on page 16.

Financial Condition

Total assets at September 30, 2006 were $155,779,000 compared to $150,441,000 at December 31, 2005, an increase of $5,338,000 (3.5%). The increase was due primarily to increased loan balances ($7.36 million) and was funded by increases in deposits, primarily demand deposits ($5.15 million).

Stockholders’ equity at September 30, 2006 was $11,511,000, an increase of $1,248,000 from December 31, 2005. This change resulted from consolidated net income partially offset by cash dividends paid ($275,000).

Index

The net loan portfolio at September 30, 2006 increased $7.3 million to $125.3 million compared to $118.0 million at December 31, 2005 with growth in both Commercial and Real Estate Loans. See Note 4 of the financial statements.

Borrowings from the Federal Home Loan Bank at September 30, 2006 were $10.5 million compared to $11.4 million at December 31, 2005. In addition to a note associated with the asset purchase mentioned in Note 7 above, the Bank borrowed $1.2 million during the first quarter of 2006 to match-fund a fixed rate loan and paid off $1.9 million of matured loans in the second quarter and a $0.5 million matured loan in the third quarter. The new borrowings averaged 5.08% and the average rate on all borrowings at September 30, 2006 is 4.36%. The Company also has an obligation to pay interest and, at maturity, principal on the floating rate Junior Subordinated Deferrable Interest Debentures held by Oregon Pacific Statutory Trust I.

The Bank is building a new financial services center on its property behind the current main office in Florence. It will house the commercial and real estate mortgage lending activities, loan servicing, the Trust and Asset Management Department, and the brokerage or Investment Department. Occupancy is expected in spring of 2007.

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

Net interest income on a tax-equivalent basis was $6,441,000 for the three quarters ended September 30, 2006 compared to $5,617,000 which excludes the one-time interest payment (discussed above) for the same period in 2005 (see Table below). The $824,000 increase was due to increases in both the volume and rates of loans partially offset by an increase in the cost of funds and total deposits. An increase in interest income of $1.59 million was primarily due to increases in loans and interest-earning balances in banks from the same period one year ago. Rates on interest-earning assets rose to 8.15% for the first nine months of 2006 compared to 7.16% in 2005. The $769,000 increase in interest expense was a result of the effective rate on interest-bearing liabilities rising to 3.20% compared to 2.09% for the same period in 2005 which reflect both rising interest rates and more interest-sensitive depositors shifting to more time certificates.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Nine Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2005			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2), (3)	$122,657	$7,999	8.70%	$116,404	$6,568	7.52%	$353	$1,078	$1431
Investment securities
Taxable securities	5,599	143	3.41%	6,230	195	4.17%	(20)	(32)	(52)
Nontaxable securities (1)	6,597	335	6.77%	7,211	358	6.62%	(30)	7	(23)
Interest-earning balances due from banks	9,575	348	4.85%	4,769	111	3.10%	112	125	237
Total interest-earning assets	144,428	8,825	8.15%	134,614	7,232	7.16%	415	1178	1,593

Cash and due from banks	4,542			4,609
Premises and equipment, net	5,483			5,117
Loan loss allowance	(1,880)			(1,806)
Other assets	4,316			3,436

Total assets	$156,889			145,970

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$51,810	$896	2.31%	$61,881	$559	1.20%	$(91)	$428	$337
Time deposit and IRA accounts	31,643	866	3.65%	25,884	533	2.75%	118	215	333
Borrowed funds	15,987	622	5.19%	15,376	523	4.54%	21	78	99
Total interest-bearing liabilities	99,440	2,384	3.20%	103,141	1,615	2.09%	48	721	769
Noninterest-bearing deposits	43,384			30,768
Other liabilities	3,263			2,693
Total liabilities	146,087			136,602
Shareholders’ equity	10,802			9,368

Total liabilities and share-holders’ equity	$156,889			$145,970

Net interest income		$6,441			$5,617		$367	$457	$824

Net interest spread			4.95%			5.07%

Net interest expense to average earning assets			2.20%			1.60%

Net interest margin			5.95%			5.56%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2)	Nonaccrual loans are included in the average balance.
(3)	2005 excludes one-time interest repayment of $377,000 for a loan charged off in 1998 and recovered in 2004.

Index

Provision for Loan Losses

A provision of $26,000 was recorded for the nine months ended September 30, 2006 compared to $245,000 in the same period in 2005. The allowance for loan losses at September 30, 2006 was 1.47% of gross loans, compared to 1.54% at December 31, 2005. Management believes the reserve is adequate for probable loan losses in the loan portfolio at September 30, 2006. Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, and economic trends impacting areas and customers served by the Bank. The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased for both the three and nine month periods ending September 30, 2006 compared to the same periods one year earlier.

	Three months ended September 30,
	2006	2005	$ Change	% Change

Service charges and fees	$236,491	$265,000	$(28,509)	-10.8%
Trust fee income	177,885	156,701	21,184	13.5%
Mortgage loan sales and servicing fees	102,005	194,024	(92,019)	-47.4%
Investment sales commissions	100,530	36,486	64,044	175.5%
Other income	51,083	236,714	(185,631)	-78.4%
	$667,994	$888,925	$(220,931)	-24.9%

	Nine months ended September 30,
	2006	2005	$ Change	% Change

Service charges and fees	$747,905	$736,603	$11,302	1.5%
Trust fee income	502,077	458,873	43,204	9.4%
Mortgage loan sales and servicing fees	347,589	479,696	(132,107)	-27.5%
Investment sales commissions	312,347	100,399	211,948	211.1%
Other income	124,463	363,425	(238,962)	-65.8%
	$2,034,381	$2,138,996	$(104,615)	-4.9%

In the nine months ended September 30, 2005 the Bank received repayment for expenses resulting from a charged-off loan and a reimbursement of insurance from a claim paid in 2004; no such payments were received in 2006 causing the decrease in “other income” from the prior year. Mortgage activity has also slowed in 2006 due to the real estate market and higher interest rates. Slightly offsetting those decreases was an increase of Investment Department commissions subsequent to the acquisition of the brokerage firm in January as discussed in Note 7.

Noninterest Expense

Noninterest expense increased $268,000 or 14.7% for the three months and $666,000 or 12.4% for the nine months ended September 30, 2006 from the same periods one year ago.

Index

	Three months ended September 30,
	2006	2005	$ Change	% Change

Salaries and benefits	$1,265,594	$1,093,331	$172,263	15.8%
Occupancy expense	227,108	233,991	(6,883)	-2.9%
Outside services	178,482	168,615	9,867	5.9%
Securities and trust department expenses	85,123	40,424	44,699	110.6%
Other expenses	333,525	285,822	47,703	16.7%
	$2,089,832	$1,822,183	$267,649	14.7%

	Nine months ended September 30,
	2006	2005	$ Change	% Change

Salaries and benefits	$3,714,467	$3,259,119	$455,348	14.0%
Occupancy expense	681,511	664,066	17,445	2.6%
Outside services	524,778	500,554	24,224	4.8%
Securities and trust department expenses	224,725	125,356	99,369	79.3%
Other expenses	897,913	828,168	69,745	8.4%
	$6,043,394	$5,377,263	$666,131	12.4%

Most of the increase is attributable to six new full-time equivalent staff, three of whom were a part of the local brokerage firm acquisition plus the resulting additional expenses for the Securities Department including amortization of intangible assets associated with the acquisition.

Provision for Income Taxes

The provision for income taxes at September 30, 2006 and 2005 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Bank's liquidity position decreased during the quarter ended September 30, 2006 as the loan portfolio grew but deposits remained flat. For the nine months of 2006 loans grew at a faster rate than deposits so at September 30 the loan-to-deposit ratio is 99% compared to 97% at December 31, 2006. Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions. As of September 30, 2006, the Bank had $5.2 million in such funds compared to $5.9 million at December 31, 2005. Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

Index

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.0 million during the nine months ended September 30, 2006. The principal source of cash provided by operating activities was net income. Net cash of $7.5 million used in investing activities consisted principally of $7.4 million of net loan growth, $1.1 million of purchases of premises and equipment, and $460,000 for the purchase of the assets of the local LPL Financial Services brokerage office. The $4.1 million of cash provided by financing activities primarily consisted of $7.4 million demand deposit accounts, partly offset by $2.2 million decreases in time deposits and $275,000 payment of dividends.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2006, the Bank’s leverage and total risk-based ratios were 9.55% and 12.51%, respectively, which exceed the well-capitalized threshold.

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

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of September 30, 2006, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered sales of equity securities and use of proceeds.

In August 2005 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends. During 2005, 1,081 shares were purchased by existing shareholders at an average price of $10.18 per share as part of the new Plan. No such purchases were made in the first three quarters of 2006.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

Index

The following documents are filed as part of this Form 10-Q as required by Item 601 of Regulation S-K:

3.1
Articles of Incorporation of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on September 30, 2003).

3.2
Bylaws of Oregon Pacific Bancorp (incorporated herein by reference to Exhibit 3(i) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on September 30, 2003).

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
_________________
** Filed herewith.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on November 14, 2006.

OREGON PACIFIC BANCORP

By:	/s/ Thomas K. Grove

Thomas K. Grove
President, Chief Executive Officer And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Secretary (Principal Financial Officer)