Form 10-K
period 2006-12-31
OREGON PACIFIC BANCORP
filed 2007-03-30
CIK 1216128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

OREGON PACIFIC BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Oregon	000-50165	71-0918151
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1355 Highway 101, Florence, Oregon
(Address of principal executive officers)

97439
(Zip Code)

541-997-7121
(Registrant’s telephone number,including area code)

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
Yes ☒                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity on March 15 was 2,191,035 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement dated March 29, 2007, for the 2007 Annual Meeting of Shareholders (“Proxy Statement”) and the 2007 Annual Report to Shareholders are incorporated by reference in Parts II and III hereof.

OREGON PACIFIC BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3

PART I

Item 1.	Business	3-11
Item 1A.	Risk Factors	11-12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13-15
Item 6.	Selected Financial Data	15-16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-33
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35-64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65

PART III

	(Items 10 through 14 are incorporated by reference from Oregon Pacific Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2007)

Item 10.	Directors and Executive Officers of the Registrant	65
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions	66
Item 14.	Principal Accountant Fees and Services	66

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	66-67
Signatures		68-69
Exhibit Index		70

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

GENERAL

Oregon Pacific Bancorp (“Bancorp”), an Oregon Corporation and financial holding company, became the holding company of Oregon Pacific Banking Co., dba Oregon Pacific Bank (the “Bank”) (collectively “the Company”) effective January 1, 2003.  The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979.  The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals from its main office and a full-service Safeway store branch in Florence plus a branch in both Roseburg, and Coos Bay, Oregon.  Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services.

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

BUSINESS STRATEGY

The Company’s strategy is to build on the Bank’s position as a leading community-based provider of financial services in its service areas.  The key to success of this strategy is to continue to give exceptional personal service to customers by providing a high level of service with prompt, accurate, and friendly banking services and by supporting and participating in the activities of the communities served.  The Bank seeks to maintain high asset quality through strict adherence to established credit policies, trained personnel, and periodic loan reviews.  The Bank’s primary marketing focus is on small to medium-sized businesses and on professionals and individuals in Florence, Coos Bay, Roseburg, and other coastal and inland regions in Oregon.

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

Technology-Based Products and Services.  The Bank uses both traditional and new technology to support its focus on personal service.  The Bank offers on-line real-time Internet banking services through its dedicated website at http://www.opbc.com.  Additionally, the Bank offers “Banking on Call”, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the four branch locations, as well as two machines in non-Bank locations. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

Investment Products.  Through an arrangement with a registered securities broker-dealer, an investment and brokerage service department under the assumed name “Oregon Pacific Financial Services” offers a wide range of financial products and consulting services to consumers in Florence at 733 Highway 101 and at its Roseburg branch.  Mutual funds, traditional and Roth IRAs, corporate retirement accounts, tax deferred investments, and other retirement vehicles are available.

Trust and Asset Management Services.  The Bank operates a full service trust department located at its main branch and in Coos Bay.  Also a trust officer is available for appointments in Roseburg on a weekly basis.  The department functions as a trustee for irrevocable trusts, agent for living trusts and estate settlement, or custodian for self-directed IRAs.

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

Mortgage Loans.  The Bank originates conventional residential mortgage loans, mostly for sale in the secondary market. The Bank has mortgage loan representation in Florence, Roseburg, and Coos Bay.  The Bank believes that its local decision-making, which allows for quick response to a mortgage loan request, and sales of loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) that are serviced locally, provide personalized, quality service to its customers.

Real Estate Construction Loans.  The Bank makes construction loans to individuals and contractors to construct single-family primary residences or second homes and, to a much lesser extent, small multi-family residential projects.  These loans generally have maturities of 6 to 12 months.  Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions.

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

EMPLOYEES

As of December 31, 2006, the Bank had 95 full-time equivalent employees compared to 92 at December 31, 2005.  None of the employees are represented by a collective bargaining group.  Management considers its relations with employees to be good.

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

DEPOSIT INSURANCE

The deposits of Oregon Pacific Bank are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is currently $100,000 per depositor for all accounts in the same title and capacity, other than individual retirements accounts, certain eligible deferred compensation plans, and so-called Keogh plans or HR 10 plans, which currently are insured up to a maximum of $250,000 per participant in the aggregate, such maximums in each case to be adjusted for inflation beginning in 2010. As a result, the Company is subject to FDIC supervision and regulation.  The Bank’s FDIC insurance expense for 2006 was approximately $15,000.

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

Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or agencies of the federal government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

-Management Assessment of Internal Controls.  The Act requires management to assess the effectiveness of the internal control structure and procedures for financial reporting.  It further requires independent attestation of that assessment by auditors.  As a non-accelerated filer, the Company will not have to comply with the rules until the end of fiscal year 2007 and the independent attestation requirement until 2008.

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

USA Patriot Act. Following the events of September 11, 2001, President Bush, on October 26, 2001, signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct TerrorismAct of 2001. Also known as the "USA Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime, and money laundering. The USA Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.

ITEM 1A.	RISK FACTORS

Factors That May Affect Future Results of Operations

The Company’s operations and financial results are subject to various uncertainties, such as general economic conditions, changes in market interest rates, intense competition, growth and management, government regulation, and credit risk.  In addition to the other information contained in this report, the following risks may affect the Company.  If any of these risks occurs, its business, financial condition or operating results could be adversely affected.

1. Growth and Management.  The Company’s financial performance and profitability will depend on its ability to manage recent and possible future growth.  Although management believes that it can properly manage the growth of the Company’s operations and assets, there can be no assurance that unforeseen issues relating to such growth will not have adverse affects.  In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on the Company’s business, financial condition and results of operations.  Also the unexpected loss of services of any  key  management  personnel,  or the  inability  to  recruit  and  retain qualified personnel in the future,  could have an adverse effect on the business.  Accordingly, there can be no assurance that management will be able to execute its growth strategy or maintain the current level of profitability.

2.  Changes in Market Interest Rates.  While the Company actively manages its exposure to changes in interest rates, volatile interest rates and/or changes in the shape of the yield curve could have a meaningful impact on net income.  Some assets and liabilities of the Bank have embedded options, which add another layer of complexity in its interest rate risk practices.

3.  Geographic Factors.  Economic conditions in the communities the Bank serves could adversely affect its operations.  As a result of the community bank focus, results depend largely upon economic and business conditions in the Bank’s service areas.  Deterioration in economic and business conditions in the market areas served could have a material adverse impact on the quality of the Bank’s loan portfolio, and the demand for its products and services, which in turn may have a material adverse effect on results of operations.  Also, a stall in the national economy and the deflationary pressures in the global economy might further exacerbate local economic conditions.  The extent of the future impact of these events on economic and business conditions cannot be predicted.

4.  Regulation.  The Bank is subject to government regulation that could limit or restrict its activities, which in turn could adversely impact operations. The financial services industry is regulated extensively.  Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit shareholders.  These regulations can sometimes impose significant limitations on the Company’s operations.  In addition, these regulations are constantly evolving and may change significantly over time.  Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s results to differ materially.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions.

5.  Competition.  Competition may adversely affect Company performance.  The financial services business in the Bank’s market areas is highly competitive.  It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers.  The Bank faces competition both in attracting deposits and in making loans. The Bank competes for loans principally through the interest rates and loan fees the Bank charges and the efficiency and quality of services it provides.  Increasing levels of competition in the banking and financial services businesses may reduce market share or cause the prices charged for services to fall.  Results may differ in future periods depending upon the nature or level of competition.

6.  Credit Risk.  If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Bank will sustain losses.  A significant source of risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect results of operations.

7. Collateral Risk.  The  market  value  of real  estate,  particularly  real  estate  held  for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  If the value of the real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the Bank’s loan portfolio could become under-collateralized.  If the loans that are collateralized by real estate become troubled  during a time when market  conditions  are declining or have declined, then, in the event of  foreclosure,  the Bank may not be able to realize the amount of collateral anticipated at the time of originating the loan,  which could have a   material  adverse  effect  on the  provision  for  loan  losses  and operating results and financial condition.

8.  Internal Accounting Controls. Management believes the internal control system as currently documented  and functioning  is  adequate  to provide  reasonable  assurance  over  financial reporting.  Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected.  Breakdowns in internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on the Company. See "Item 9A - Controls and Procedures" for additional information.

9.  Technology.  The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Future success will depend, in part, upon the Bank’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in operations.  Many of the Bank’s competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The computer systems and network infrastructure the Bank uses could be vulnerable to unforeseen problems. The Bank’s operations are dependent upon its ability to protect the computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event.  Any damage or failure that causes an interruption in operations could have an adverse effect on the Company’s financial condition and results of operations.  In addition, operations are dependent upon the Bank’s ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users.  Such computer break-ins and other  disruptions  would  jeopardize  the security of information stored in and transmitted through the computer systems and network infrastructure,  which  may  result  in  significant  liability  to the Company and deter potential customers.   Although the Bank, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

Additional risks and uncertainties not currently known or that management currently deems to be immaterial also may materially and adversely affect the Company’s business operations. Any of these risks could materially and adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s office is located in the main branch of the Bank. Leases include multiple renewal options for Florence’s Safeway branch and the Loan Center.  Land next to the Coos Bay property on which the customer parking lot is located is leased.  That lease has a “mandatory purchase option” requiring the Bank to purchase the land at the end of 2006 for $330,000 if required by the seller or at the end of 2012 for $360,000.  The Bank began building a Financial Services building west of the main office that will house the loan center, trust and asset management and the brokerage divisions.  Completion is expected in spring 2007 when the Company will vacate the Loan Center leased property.

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

The Company did not submit any matter to the vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Bancorp’s common stock, no par value, have been available for purchase and sale on the OTC Bulletin Board of NASDAQ, under the symbol “OPBP,” since January 1, 2003.  Prior to the formation of the Bancorp as the Bank’s holding company, Oregon Pacific Banking Company’s stock was traded on the same system under the symbol “OPBC.”  At March 9, 2007, the stock was held of record by approximately 671 shareholders.

The following table sets forth the high and low sales information for the Company’s stock for each calendar quarter of 2005 and 2006 and through February 28, 2007.  The information was obtained from Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

COMMON STOCK
HIGH AND LOW CLOSING BID			CASH
PERIOD	HIGH PRICE	LOW PRICE	DIVIDENDS

January 1 – March 31, 2005	$8.75	$7.25	$0.05
April 1 – June 30, 2005	$11.15	$8.55	$0.05
July 1 – September 30, 2005	$10.75	$9.75	$0.06
October 1 – December 31, 2005	$11.85	$10.30	$0.06

January 1 – March 31, 2006	$12.75	$11.75	$0.06
April 1 – June 30, 2006	$13.00	$11.55	$0.06
July 1 – September 30, 2006	$12.75	$12.00	$0.07
October 1 – December 31, 2006	$12.35	$12.00	$0.07
January 1 – February 28, 2007	$12.50	$12.05	$0.07

Bancorp paid cash dividends of $0.26 and $0.22 per share for the years 2006 and 2005, respectively.  Payment of dividends has been at the discretion of the Company’s Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs, and the Company’s operating financial condition, among other factors.  Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company’s total assets would not at least equal the sum of its total liabilities.

In September 2004, Bancorp approved a stock repurchase plan to repurchase up to $500,000 of stock. As of December 31, 2005, the Company had repurchased 50,575 shares of stock under this plan, at a total cost of $376,300 and an average price of $7.44 per share. The Company did not repurchase any stock in 2006.

In August 2004, the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends.  During 2006 eighty-three shares were sold at an average price of $12.16 per share as part of the Plan.

Stock Performance Graph

The graph presented below compares the cumulative total stockholder return on Oregon Pacific Bancorp’s common stock to the cumulative total return of the NASDAQ Composite and the Russell 2000 Index for the five plus years, which commenced January 1, 2002 and ended February 28, 2007. The cumulative total stockholder return assumes the investment of $100 in Oregon Pacific Bancorp’s common stock and in each index on December 31, 2001 and assumes reinvestment of dividends.

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	02/28/07
OPBP	$100.00	$142.53	$139.29	$152.43	$251.32	$265.44	$261.52
NASDAQ	$100.00	$68.97	$102.72	$110.96	$113.07	$123.84	$123.88
Russell 2000	$100.00	$79.52	$117.09	$138.55	$144.86	$171.47	$171.32

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Oregon Pacific Bancorp or Oregon Pacific Bank (as noted) at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Oregon Pacific Bancorp and Notes thereto.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002

INCOME STATEMENT DATA
Interest income	$11,735,462	$9,974,657	$7,808,911	$7,112,283	$6,385,028
Interest expense	3,278,853	2,282,774	1,483,995	1,554,368	1,705,955
Net interest income	8,456,609	7,691,883	6,324,916	5,557,915	4,679,073

Loan loss provision	26,000	215,000	(355,000)	170,000	280,100

Net interest income after provision for loan losses	8,430,609	7,476,883	6,679,916	5,387,915	4,398,973

Noninterest income	2,738,291	2,794,163	2,407,276	2,449,301	2,061,585
Noninterest expense	8,088,035	7,495,350	7,503,388	6,498,050	5,386,688
Income before provision for income taxes	3,080,865	2,775,696	1,583,804	1,339,166	1,073,870
Provision for income taxes	1,094,828	910,324	517,084	377,327	252,061

Net income	$1,986,037	$1,865,372	$1,066,720	$961,839	$821,809

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
DIVIDENDS
Cash dividends declared and paid	$566,115	$472,727	$414,470	$365,701	$381,845
Ratio of dividends to net income	28.50%	25.34%	38.85%	38.02%	46.46%
Cash dividends per share	$0.26	$0.22	$0.19	$0.17	$0.18

PER SHARE DATA (1)
Basic earnings per common share	$0.91	$0.87	$0.49	$0.45	$0.39
Diluted earnings per common share	$0.91	$0.86	$0.49	$0.45	$0.39
Book value per common share	$5.44	$4.74	$4.14	$3.97	$3.70
Weighted average shares outstanding:
Basic	2,178,967	2,154,932	2,178,531	2,155,100	2,124,904
Diluted	2,187,870	2,162,826	2,180,609	2,156,802	2,131,252

BALANCE SHEET DATA
Investment securities	$11,320,448	$12,666,657	$16,444,519	$17,844,388	$14,744,887
Loans, net	$121,066,553	$117,985,801	$108,707,038	$82,722,328	$70,988,652
Total assets	$151,305,294	$150,441,005	$138,248,887	$120,676,292	$107,019,888
Total deposits	$120,610,770	$121,329,256	$111,060,721	$97,464,404	$88,515,051
Stockholders' equity	$11,900,833	$10,263,231	$8,892,297	$8,635,558	$7,892,922

SELECTED RATIOS
Return on average assets	1.27%	1.27%	0.80%	0.83%	0.88%
Return on average equity	18.03%	21.62%	12.00%	11.21%	10.86%
Net loans to deposits	100.38%	97.24%	97.88%	84.87%	80.20%
Net interest margin	5.91%	5.42%	5.25%	5.34%	5.53%
Efficiency ratio (1)	72.25%	71.48%	85.93%	81.15%	79.91%

ASSET QUALITY RATIOS
Reserve for loans losses to:
Ending total loans	1.51%	1.53%	1.47%	1.49%	1.51%
Nonperforming assets (2)	865.58%	521.91%	1451.33%	13160.00%	662.71%
Non-performing assets to ending total assets	0.14%	0.24%	0.08%	0.00%	0.17%
Net loan charge-offs to average loans	0.02%	0.00%	-0.69%	0.03%	0.01%

CAPITAL RATIOS (BANK)
Average stockholders’ equity to average assets	9.67%	9.19%	9.53%	7.44%	8.08%
Tier I capital ratio (3)	11.9%	11.0%	10.5%	12.6%	9.1%
Total risk-based capital ratio (4)	13.2%	12.3%	11.8%	13.9%	10.4%
Leverage ratio (5)	10.1%	9.3%	8.9%	10.2%	7.2%
__________________

(1)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.
(3)	Tier I capital divided by risk-weighted assets; federal minimum capital requirements are 4%.
(4)	Total capital divided by risk-weighted assets; federal minimum capital requirements are 8%.
(5)	Tier I capital divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2006, consolidated net income was $1,986,000, representing an increase of 15.41% from net income of $1,865,000 earned during the year ended December 31, 2005.  Net income for 2005 was up 74.87% from net income of $1,067,000 earned during the year ended December 31, 2004.  Diluted earnings per share were $0.91, $0.86, and $0.49 for the years ended December 31, 2006, 2005, and 2004, respectively.  Return on average assets was 1.27% for the year ended December 31, 2006, no change from the year ended December 31, 2005, and 0.80% in 2004.  Return on average equity was 18.03% for the year ended December 31, 2006, compared with 21.62% for the year ended December 31, 2005, and 12.00% for the year ended December 31, 2004.  The increase in earnings for the year ended December 31, 2006, can be attributed primarily to the fact that the Bank has been asset sensitive during the period of increasing rates which, for prime, ended in May 2006.  As a result, the net interest margin increased to 5.91%, an increase of 49 basis points from 5.42% in 2005; the net interest margin being the engine of a bank’s earnings.

Company assets grew from $150.44 million to $151.31 million, or 0.57% from year-end 2005 to 2006, and 8.82% from December 31, 2004 to December 31, 2005 from $138.25 million. Most of the growth was an increase in commercial loans in Roseburg, as net loans grew from $117.99 million to $121.07 million, an increase of 2.61% from year-end 2005 to 2006, and from $108.71 million, an increase of 8.54% the year before.  The growth in loans in 2006 exceeded the growth in deposits that resulted in a higher loan to deposit ratio at December 31, 2006.  Stockholders’ equity increased in 2006 while the Company paid 28.50% of income as dividends to stockholders.  While the growth in equity has slowed the return on average equity, management believes the current level of equity will allow for future growth opportunities.

Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002

(Dollars in Thousands)

Net income	$1,986	$1,865	$1,067	$962	$822
Average assets	156,117	147,429	134,102	115,436	93,607
RETURN ON AVERAGE ASSETS	1.27%	1.27%	0.80%	0.83%	0.88%

Net income	$1,986	$1,865	$1,067	$962	$822
Average equity	11,015	8,628	8,889	8,578	7,568
RETURN ON AVERAGE EQUITY	18.03%	21.62%	12.00%	11.21%	10.86%

Average equity	$11,015	$8,628	$8,889	$8,578	$7,568
Average assets	156,117	147,429	134,102	115,436	93,607
AVERAGE EQUITY TO ASSET RATIO	7.06%	5.85%	6.63%	7.43%	8.08%

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon the audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses and contingencies and litigation. Estimates are based upon historical experience, current economic conditions, and other factors that management considers reasonable under the circumstances.  These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments.  The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information.  As of December 31, 2006, approximately 83% of the Bank’s loan portfolio is secured by real estate and a significant decline in real estate values in Oregon would cause management to increase the allowance for loan losses.

Effective January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. This involves assumptions calculated using management’s best estimates at the time of the grant, which impacts the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the “Notes to Financial Statements.”

Recent Accounting Pronouncements

Recently issued accounting pronouncements that could potentially impact the Bank are included in Note 1 of the “Notes to Financial Statements” (Item 8).

RESULTS OF OPERATIONS

Net Interest Income/Net Interest Margin

Net interest income, before the provision for loan loss, for the year ended December 31, 2006 was $8.46 million, an increase of 9.94% compared to net interest income of $7.69 million in 2005, and an increase of 21.61% compared to net interest income of $6.32 million in 2004.  The overall tax-equivalent earning asset yield was 8.17% in 2006 compared to 7.08% in 2005 and 6.45% in 2004.  For the same years, rates on interest-bearing liabilities were 3.04%, 2.20%, and 1.56%, respectively. The increasing rates were primarily due to outside economic factors creating pressure on interest yields and rates.

Total interest-earning assets averaged $156.12 million for the year ended December 31, 2006, compared to $147.43 million for the corresponding period in 2005.  The increase was due to loan growth primarily from the Roseburg branch and in-house real estate mortgages plus interest-earning balances at banks.  By year end, those balances had diminished as some deposits moved to the higher-risk but potentially higher-earning equity markets.

Interest-bearing liabilities averaged $107.69 million for the year ended December 31, 2006 compared to $103.90 million for the same period in 2005.  The increase was due to a growth in certificates of deposit primarily in late 2005.

Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 86.30% of average earning assets during 2006, compared to 85.91% in 2005 and 80.53% in 2004.  During the same periods, average yields on loans were 8.66% in 2006, 7.47% in 2005, and 7.02% in 2004.  Investment securities plus interest-bearing balances at banks comprised 13.70% of average earning assets in 2006, which was down from 14.09% in 2005 and 19.47% in 2004. Tax equivalent interest yields on investment securities have ranged from 5.04% in 2006 to 5.25% in 2005 and 5.85% in 2004.

Interest cost, as a percentage of earning assets, increased to 2.25% in 2006, compared to 1.66% in 2005 and 1.20% in 2004.  Local competitive pricing conditions and funding needs for the Bank’s investments in loans have been the primary determinants of rates paid for deposits during these three years.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

	YEAR ENDED DECEMBER 31, 2006			YEAR ENDED DECEMBER 31, 2005			YEAR ENDED DECEMBER 31, 2004
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(dollars in thousands)
Interest-earning assets:
Loans (1),(3)	$125,504	$10,865	8.66%	$118,404	$8,842	7.47%	$99,411	$6,974	7.02%
Investment securities
Taxable securities	5,593	207	3.70%	6,728	256	3.80%	8,399	422	5.02%
Nontaxable securities (2)	6,524	424	6.50%	7,154	473	6.61%	6,748	464	6.87%

Interest-earning balances due from banks	7,806	384	4.92%	5,533	188	3.40%	8,889	106	1.19%
Total interest-earning assets	145,427	11,880	8.17%	137,819	9,759	7.08%	123,447	7,966	6.45%

Cash and due from banks	3,901			4,680			5,063
Premises and equipment, net	6,781			5,100			5,217
Other real estate	-			-			103
Loan loss allowance	(1,868)			(1,829)			(1,555)
Other assets	1,876			1,659			1,827

Total assets	$156,117			$147,429			$134,102

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$60,248	$1,244	2.06%	$61,360	$793	1.29%	$60,092	$467	0.78%
Time deposit and IRA accounts	31,582	1,201	3.80%	27,275	792	2.90%	20,851	450	2.16%
Borrowed funds	15,862	834	5.26%	15,269	699	4.58%	14,354	567	3.95%
Total interest-bearing liabilities	107,692	3,279	3.04%	103,904	2,284	2.20%	95,297	1,484	1.56%
Noninterest-bearing deposits	34,142			31,121			27,716
Other liabilities	3,268			3,776			2,200
Total liabilities	145,102			138,801			125,213
Shareholders’ equity	11,015			8,628			8,889

Total liabilities and share-holders’ equity	$156,117			$147,429			$134,102

Net interest income		$8,601			$7,475			$6,482

Net interest spread			5.12%			4.88%			4.89%

Net interest expense to average earning assets			2.25%			1.66%			1.20%

Net interest margin			5.91%			5.42%			5.25%
_______
(1)	Includes nonaccrual loans and mortgage loans held for sale.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(3)	2005 excludes one-time interest repayment of $377,000 for loan charged off in 1998 and recovered in 2005.
(4)	Interest income on loans includes loan fees of $1,158,000, $1,157,000, and $1,137,000, for 2006, 2005, and 2004, respectively.

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

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2006 OVER 2005			2005 OVER 2004			2004 OVER 2003
(dollars in thousands)	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

Interest-earning assets:
Loans	$530	$1,493	$2,023	$1,332	$536	$1,868	$(125)	$487	$362
Investment securities:
Taxable securities	(43)	(6)	(49)	(84)	(82)	(166)	(149)	44	(105)
Nontaxable securities (1)	(42)	(7)	(48)	28	(19)	9	89	(15)	74
Interest-earning balances due from banks	77	119	196	(40)	122	82	(51)	32	(19)
Total	522	1,599	2,122	1,236	557	1,793	(236)	548	312

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	(14)	465	451	10	316	326	(34)	134	100
Time deposits	125	284	409	139	203	342	(75)	60	(15)
Borrowed funds	27	108	135	36	96	132	(79)	44	(35)
Total	138	857	995	185	615	800	(188)	238	50

Net increase (decrease) in net interest income	$384	$742	$1,127	$1,052	$(59)	$993	$(48)	$310	$262
________________
(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

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

      For the years ended December 31, 2006 and 2005 the Bank charged $26,000 and $215,000 to its provision for loan losses compared to a reduction of $355,000 in 2004.  The increased provision in 2005 was due to loan growth while the decreased allowance provision in 2004 reflects a large loan recovery.  The provision for 2006 was lower than 2005 due to the lack of charge-offs and lower loan growth.

For the year ended December 31, 2006, loan charge-offs exceeded recoveries by $23,000 as compared to recoveries exceeding charge-offs by $3,000 in 2005.  All net charge-offs incurred by the Bank were small in amount and generally were concentrated in the installment loan category.

Noninterest Income

Total noninterest income over the two-year period from 2004 to 2006 has grown 13.8%.  Noninterest income was $2.74 million in 2006, $2.79 million in 2005 and $2.41 million in 2004.  Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, trust fee income, and investment and brokerage service sales commissions.  The largest piece of noninterest income in 2006 is derived from services charges. Over the past three years service charges have grown significantly to $972,000 in 2006, from $1.00 million in 2005, and $809,000 in 2004.  The growth in 2006 and 2005 reflects the Overdraft Protection service put into place in September of 2004 as well as from the growth in the number of customer accounts, while other deposit charges have remained fairly flat since the Bank offers many demand deposit accounts with no related fees. Trust fee income increased to $683,000 in 2006, from $610,000 in 2005, and $539,000 in 2004 which reflects the growth in assets under management and the continuing acceptance of the Bank’s trust services within its market areas. Other significant noninterest income comes from the real estate mortgage department.  Most loans are sold in the secondary market with loan servicing retained.  Such income varied from $503,000 in 2006, to $655,000 in 2005, and $746,000 in 2004.  The decreases in mortgage loan sales are largely a product of the mortgage rate environment that hit forty-year lows in 2003 and thus mortgage refinances have slowed since that time. Investments sales commissions showed the most significant growth in 2006 following the asset purchase of the local LPL Investments office on January 3, 2006, with income rising from $135,000 in 2005 to $413,000 in 2006 for a growth of 206.80%.  “Other income” included an insurance reimbursement received and recognized in 2005 for a litigation settlement initially paid and expensed in 2004.

Noninterest Expense

Noninterest expenses consist principally of employees’ salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses.  A measure of a bank’s ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2006, the efficiency leveled off as measured by the efficiency ratio of 72.25% after a sharp decrease in 2005 to 71.48% compared to 85.93% for the corresponding period in 2004.  This is primarily due to the reduction in head count that took place in fourth quarter of 2004.  The Sutherlin branch location never reached the efficiency level originally planned and was closed at the end of 2004.

Total noninterest expense increased to $8.09 million in 2006 compared to $7.50 million for the both years ended December 31, 2005 and December 31, 2004.

Salary and benefit expense, which includes commissions and the employer-paid portion of payroll taxes, was $4.90 million in 2006, $4.56 million in 2005, and $4.47 million in 2004. For the year ended December 31, 2006, Oregon Pacific Bank had an average of 96 full-time equivalent employees which compares to averages of 89 for 2005 and 98 for 2004.  The increase in 2006 expense represents the increased headcount and cost of living raises of 3%.  As a result of the achievement of company financial and operational goals, 2005 included increased incentive compensation expense.

Occupancy expense consists of depreciation of premises and equipment, maintenance and repair expenses, utilities, and related expenses.  This expense category was $906,000 in 2006, an increase of $21,000 over $885,000 in 2005, which was an increase of $51,000 over $834,000 in 2004.

Outside services expense consists of telecommunication expense, directors’ fees, loan review fees, correspondent bank charges, and fees for data processing and the internet, accountants’ fees, legal services, Regulators’ examinations and other miscellaneous outside services.  Outside services expense has increased from $672,000 in 2005 to $709,000 in 2006, an increase of $37,000 all of which reflects the loan review function now outsourced.

Income Taxes

The provision for income taxes was $1.09 million in 2006, $910,000 in 2005, and $517,000 in 2004.  The provision resulted in effective combined federal and state tax rates of 36% in 2006, 33% in 2005, and 33% in 2004.  The effective tax rates differ from combined estimated statutory rates of 40% principally due to the effects of nontaxable interest income which is recognized as income for book, but not for tax purposes.  In 2005 the Company recognized a $48,000 income tax benefit as a result of a corporate tax “kicker” credit from the State of Oregon.

FINANCIAL CONDITION

Total assets increased just 0.57% to $151.3 million at December 31, 2006 compared to $150.44 million at December 31, 2005.  The increase in total assets was driven by continued growth in loans.  Growth in total assets was primarily funded by a 15.96% increase in equity.  While total deposits shrank by just 0.59%, non-interest bearing deposits grew by 11.03%.  The growth in premises and equipment partially reflects the construction of the new Financial Center next to the main office in Florence, and the increase in other assets reflects a $1.22 million receivable for the sale of the guaranteed portion of a Small Business Administration loan sold in late December.

The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Company over the prior year:

	DECEMBER 31,			INCREASE (DECREASE)		INCREASE (DECREASE)
(dollars in thousands)	2006	2005	2004	12/31/05 TO 12/31/06		12/31/04 TO 12/31/05

ASSETS
Loans, net of allowance for loan losses and deferred loan fees (1)	$121,219	$119,337	$109,723	$1,882	1.58%	$9,614	8.76%
Investments	11,320	12,667	16,445	(1,347)	(10.63)	(3,778)	(22.97)
Interest-bearing deposits in banks	2,986	5,916	874	(2,930)	(49.53)	5,042	577.04
Other assets (2)	15,780	12,521	11,207	3,259	26.03	1,314	11.72

Total assets	$151,305	$150,441	$138,249	$864	0.57%	$12,192	8.82%

LIABILITIES AND EQUITY
Noninterest-bearing deposits	$32,942	$29,669	$26,591	$3,273	11.03%	$3,078	11.57%
Interest-bearing deposits	87,669	91,660	84,470	(3,991)	(4.35)	7,190	8.51
Total deposits	120,611	121,329	111,061	(718)	(0.59)	10,268	9.25
Other liabilities (3)	18,793	18,849	18,296	(56)	(0.30)	553	3.02

Total liabilities	139,404	140,178	129,357	(774)	(0.55)	10,821	8.37

Total equity	11,901	10,263	8,892	1,638	15.96	1,371	15.41

Total liabilities and equity	$151,305	$150,441	$138,249	$864	0.57%	$12,192	8.82%
__________________

(1)	Includes loans held-for-sale.
(2)	Includes cash and due from banks (non-interest bearing), fixed assets, and accrued interest receivable.
(3)	Includes accrued interest payable and other liabilities.

Investments

A year-to-year comparison shows that Oregon Pacific Bank’s investment portfolio at December 31, 2006 totaled $11.32 million, compared to $12.67 million at December 31, 2005, and $16.44 million at December 31, 2004.  This represents a decrease of 10.63% and between 2005 and 2006 and 22.97% between 2004 and 2005.  Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Bank’s deposit structure.

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

At December 31, 2006, Oregon Pacific Bank’s investment portfolio had total net unrealized gains, net of taxes, of approximately $5,000.  This compares to unrealized gains of approximately $28,000 at December 31, 2005, and $211,000 at December 31, 2004.  Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize.  Actual realized gains and losses occur at the time investment securities are sold or redeemed.

Interest-bearing deposits in banks are short-term investments held primarily at the FHLB or bank certificates of deposit.  The Bank invests in these instruments to provide for additional earnings on excess available cash balances.  Because of their liquid nature, balances at the FHLB fluctuate dramatically on a day-to-day basis.  The balance on any one day is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.  Interest-bearing deposit accounts totaled $2.99 million at December 31, 2006, compared to $5.92 million at December 31, 2005, and $874,000 at December 31, 2004.

The following table provides the carrying value of Oregon Pacific Bank’s portfolio of investment securities as of December 31, 2006, 2005, and 2004, respectively:

	DECEMBER 31,
(dollars in thousands)	2006	2005	2004

Investments available-for-sale:
U.S. Treasury and agencies	$3,949	$3,924	$5,983
State and political subdivisions	5,893	6,994	7,784
Corporate debt securities	455	726	1,658
Mortgage backed securities	-	-	-
	10,297	11,644	15,425

Restricted equity securities	1,023	1,023	1,020

Total investment securities	$11,320	$12,667	$16,445

Investment securities at the dates indicated consisted of the following:

	DECEMBER 31,			DECEMBER 31,			DECEMBER 31,
	2006			2005			2004
(dollars in thousands)			WEIGHTED			WEIGHTED			WEIGHTED
TYPE AND MATURITY	AMORTIZED	MARKET	AVERAGE	AMORTIZED	MARKET	AVERAGE	AMORTIZED	MARKET	AVERAGE
	COST	VALUE	YIELD	COST	VALUE	YIELD	COST	VALUE	YIELD
U.S. Treasury and agencies
Due within one year	$2,000	$1,979	3.38%	$-	$-		$-	$-
Due after one but within five years	2,000	1,970	4.05%	4,000	3,924	3.71%	5,000	4,984	3.77%
Due after five but within ten years	-	-		-	-		999	999	5.26%
Total U.S. Treasury and agencies	4,000	3,949	3.71%	4,000	3,924	3.71%	5,999	5,983	4.01%

State and political subdivisions:
Due within one year	1,925	1,930	7.30%	1,044	1,053	6.55%	575	585	6.95%
Due after one but within five years	2,509	2,535	6.29%	3,910	3,979	6.61%	4,872	5,204	6.79%
Due after five but within ten years	1,404	1,428	6.22%	1,931	1,962	6.20%	1,932	1,995	6.11%
Due after ten years	-	-		-	-		-	-
Total state and political subdivisions (1)	5,838	5,893	6.61%	6,885	6,994	6.49%	7,379	7,784	6.62%

Corporate debt securities:
Due within one year	$-	$-		$250	$250	6.69%	$250	$252	6.62%
Due after one but within five years	452	455	6.84%	461	476	6.84%	1,446	1,406	6.32%
Total corporate notes	452	455	6.84%	711	726	6.77%	1,696	1,658	6.37%

Mortgage backed securities	-	-		-	-		-	-
Restricted equity securities	1,023	1,023		1,023	1,023		1,020	1,020

Total investment securities (1)	$11,313	$11,320	5.00%	$12,619	$12,667	5.10%	$16,094	$16,445	5.20%
________

(1)	Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

The Bank does not own bonds of a single issuer whose aggregate market value or book exceeds 10% of equity except for those which are issued by quasi-governmental agencies.

Loans

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations.  Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  All loans or credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness to Oregon Pacific Bank, including the indebtedness of any guarantor.  The policies are reviewed and approved at least annually by the Board of Directors of the Bank.

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

The President or Chief Credit Officer has authority to approve loans up to a lending limit set by the Board of Directors.  All loans above that lending limit and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President, the Chief Credit Officer, and four senior loan officers.  All loans above the lending limit up to Oregon Pacific Bank’s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least four members of the Board of Directors.  Oregon Pacific Bank’s unsecured legal lending limit was $2,658,000 at December 31, 2006.

     Net outstanding loans, excluding loans held-for-sale, totaled $121.07 million at December 31, 2006, representing an increase of $3.08 million, or 2.61% compared to $117.99 million as of December 31, 2005.  Loan commitments increased to $24.87 million as of December 31, 2006, representing an increase of $2.15 million from year-end 2005.  Net outstanding loans, excluding loans held-for-sale, were $108.71 million at December 31, 2004.

Oregon Pacific Bank’s net loan portfolio, excluding loans held for sale, at December 31, 2006, includes loans secured by real estate (84.61% of total), commercial loans (14.26% of total), and consumer loans and overdraft accounts (2.84% of total).  These percentages are generally consistent with previous reporting periods.  Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

This table presents the composition of Oregon Pacific Bank’s loan portfolio by collateral at the dates indicated:

	DECEMBER 31, 2006		DECEMBER 31, 2005		DECEMBER 31, 2004
(dollars in thousands)	$	%	$	%	$	%

Real estate	$102,562	84.61%	$103,847	87.02%	$95,724	87.24%
Commercial	17,287	14.26	13,928	11.67	11,916	10.86
Installment	2,322	1.92	2,082	1.74	2,602	2.37
Other	1,120	0.92	479	0.40	614	0.56
Loans held-for-sale	152	0.13	1,351	1.13	1,016	0.93
Total	123,443	101.83	121,687	101.97	111,872	101.96

Less allowance for loan losses	(1,861)	(1.54)	(1,858)	(1.56)	(1,640)	(1.49)
Less deferred loan fees	(363)	(0.30)	(492)	(0.41)	(509)	(0.46)

Loans receivable, net	$121,219	100.00%	$119,337	100.00%	$109,723	100.00%

The following table shows the loan maturities at the dates indicated:

	DECEMBER 31, 2006				DECEMBER 31, 2005
		DUE AFTER	DUE			DUE AFTER	DUE
	DUE IN	ONE YEAR	AFTER		DUE IN	ONE YEAR	AFTER
	ONE YEAR	THROUGH	FIVE	TOTAL	ONE YEAR	THROUGH	FIVE	TOTAL
(dollars in thousands)	OR LESS	FIVE YEARS	YEARS	LOANS	OR LESS	FIVE YEARS	YEARS	LOANS
LOAN CATEGORY

Real estate – mortgage
(includes loans held-for-sale)	$1,116	$11,872	$17,055	$30,043	$1,427	$8,547	$20,022	$29,996
Real estate – construction	23,192	1,782	15	24,989	7,476	4,777	538	12,791
Real estate – other	2,020	2,615	43,047	47,682	6,418	2,838	53,155	62,411
Installment	665	862	795	2,322	419	1,008	655	2,082
Commercial	9,472	5,281	2,534	17,287	6,902	5,981	1,045	13,928
Other	621	499		1,120	136	343		479

Total loans by maturity	$37,086	$22,911	$63,446	$123,443	$22,778	$23,494	$75,415	$121,687

Loans with fixed interest rates				$11,592				$9,328
Loans with variable interest rates				111,851				112,359

				$123,443				$121,687

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

The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date.  An allowance allocation is computed using totals of each loan grading category multiplied by an estimated loss factor applied to each grading category.  These loss factors are typically developed over time using actual loss experience adjusted for the various factors discussed above.  Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision in an estimation process and evaluates other factors such as the trend in loan growth and the percentage of change, collateral, the level of geographic and/or industry concentration, competitive issues that impact to loan underwriting or structure, and economic conditions.

The little change in the allowance is due primarily to slower loan growth in 2006, low past-due rates, and the decrease in unsecured loans—those guaranteed by individuals with strong balance sheets but with no collateral. The Company believes that the allowance for credit losses at December 31, 2006 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available.  This assessment, based in part on historical levels of net charge-offs, loan growth, concentrations, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment, and, therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

The following table shows Oregon Pacific Bank’s loan loss experience for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
(dollars in thousands)

Loans and loans held-for-sale at year-end	$123,443	$121,687	$111,872	$88,530	$77,489

Average loans and loans held-for-sale	$125,504	$118,404	$99,411	$83,634	$65,386

Allowance for loan losses, beginning of year	$1,858	$1,640	$1,316	$1,173	$902

Loans charged off:
Commercial and other	-	-	(31)	(31)	(6)
Real estate	-	-	-	-	-
Installment & open end	(23)	(2)	(10)	(3)	(6)
Total loans charged off	(23)	(2)	(41)	(34)	(12)

Recoveries:
Commercial and other	-	1	720	-	-
Real estate	-	-	-	-	-
Installment	-	4	-	7	3
Total recoveries	-	5	720	7	3
Net (charge-offs) recoveries	(23)	3	679	(27)	(9)
Provision for loan losses	26	215	(355)	170	280

Allowance for loan losses, at year-end	$1,861	$1,858	$1,640	$1,316	$1,173

Ratio of net loans charged off (recovered)to average loans outstanding	0.02	0.00	-0.69	0.03	0.01%

Ratio of allowance for loan losses to loans at year-end	1.51	1.53	1.47	1.49	1.51%

     The adequacy of the allowance for loan losses should be measured in the context of several key ratios: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding.  Since 2002, Oregon Pacific Bank’s ratio of the allowance for loan losses to total loans has ranged from 1.47% to 1.53%.  The amounts provided by these ratios have been sufficient to fund the Bank’s charge-offs, which have not been historically significant, and to provide for potential losses based upon year-end analyses conducted by management.  These ratios have also been consistent with the level of nonperforming loans to total loans.  From December 31, 2002 through December 31, 2006, nonperforming loans to total loans have ranged from a low of 0.00% in 2004 to a high of 0.29% in 2005.  The Bank’s historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its recent favorable loan charge-off and recovery experience.  For the years ended December 31, 2002, 2003 and 2006, net charge-offs ranged from 0.01% to 0.03% of average loans while 2005 and 2004 experienced net recoveries of 0.003% and 0.69%, respectively.  Management believes the Bank’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to the Bank’s success in limiting loan losses.

During the year ended December 31, 2006, Oregon Pacific Bank recognized $23,000 in loan losses and $150 in recoveries.  Charge-offs recorded in 2006 were consistent with the Bank’s historical loss experience.

      The following table presents information with respect to nonperforming loans and other assets:

	DECEMBER 31,
	2006	2005	2004	2003	2002
(dollars in thousands)

Nonperforming loans:
Loans past due 90 days or more	$-	$-	$-	$-	$-
Nonaccrual loans	215	356	113	-	60
Restructured loans	-	-	-	-	-
	215	356	113	-	60
Other real estate owned	-	-	-	10	117

	$215	$356	$113	$10	$177

Allowance for loan losses	$1,861	$1,858	$1,640	$1,316	$1,173
Ratio of total nonperforming assets to total assets	0.14%	0.24%	0.08%	0.01%	0.17%
Ratio of total nonperforming loans to total loans	0.17%	0.29%	0.09%	0.00%	0.07%
Ratio of allowance for loan losses to total nonperforming assets	865.58%	521.91%	1451.33%	13160.00%	662.71%

Oregon Pacific Bank has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. There were $215,000 of loans on nonaccrual status at December 31, 2006, compared to $356,000 and $113,000 at December 31, 2005 and 2004, respectively.

At December 31, 2006, 2005, and 2004, the Bank had no amount in the other real estate owned (“OREO”) category, which represents real assets held through loan foreclosure or recovery activities.

Deposits

At December 31, 2006, total deposits were $120.61 million, a decrease of 0.01% or $718,000 at December 31, 2005.  Total deposits in 2005 increased by 10.21% from 2004.  Although deposits are down on December 31st, there was an increase in average deposit accounts in 2006 that primarily was in noninterest bearing demand deposit accounts which continue to be a significant portion of Oregon Pacific Bank’s deposit base.  To the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve.  Noninterest deposits for 2006 averaged 27.10% of total deposits, up from 25.99% in 2005, and 25.51% in 2004.

The following table sets forth the average balances of the Bank’s interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

	YEAR ENDED DECEMBER 31, 2006		YEAR ENDED DECEMBER 31, 2005		YEAR ENDED DECEMBER 31, 2004
	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE	AVERAGE BALANCE	AVERAGE RATE
(dollars in thousands)

Interest-bearing checking and savings accounts	$60,248	2.06%	$61,360	1.29%	$60,092	0.78%
Time deposits	31,582	3.80	27,275	2.90	20,851	2.16
Total interest-bearing deposits	91,830	2.66	88,635	1.79	80,943	1.13

Total noninterest-bearing deposits	34,142		31,121		27,716

Total interest and non-interest-bearing deposits	$125,972	1.94	$119,756	1.32	$108,659	0.84%

Interest-bearing deposits consist of money market, savings, and time certificate accounts as well as interest-bearing checking or the Bank’s “Ultimate” accounts.  Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products.  At December 31, 2006, total interest-bearing deposit accounts were $87.67 million, a decrease of $3.99 million, or 4.36%, from December 31, 2005. Interest-bearing deposit accounts increased $8.45 million, or 8.51%, from December 31, 2004 to 2005.  The Bank has been facing strong competition for both deposit dollars and deposit rates.

Certificates of deposit are another interest-bearing deposit with a stated maturity typically at higher interest rates.  At December 31, 2006, time certificates of deposit in excess of $100,000 totaled $16.54 million, or 13.72% of total outstanding deposits, compared to $15.71 million, or 12.95%, of total outstanding deposits at December 31, 2005, and $10.07 million, or 9.07%, of total outstanding deposits at December 31, 2004.

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2006:

(dollars in thousands)

2007	$27,101
2008	1,228
2009	1,877
2010	850
2011	1,071
$32,127

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2006:

(dollars in thousands)

Due in less than 3 months	$2,681
Due in more than 3 and less than 6 months	4,780
Due in more than 6 and less than 12 months	6,519
Due in more than 12 months	2,563
$16,543

Other Borrowings

The following table sets forth certain information with respect to the Bank’s Federal Home Loan Bank of Seattle (“FHLB”) borrowings:

	DECEMBER 31,
(dollars in thousands)	2006	2005	2004

Amount outstanding at year-end	$11,158	$11,413	$11,868

Weighted average interest rate at year-end	4.37%	4.13%	3.96%

Maximum amount outstanding at any month-end during the year	$12,608	$12,754	$11,891

Daily average amount outstanding during the year	$11,419	$11,145	$10,230

Weighted average interest rate during the period	4.49%	4.03%	3.81%

In addition to FHLB borrowings, the Bank owes $322,000 payable over the next three years from the asset acquisition in January 2006.

Trust Preferred Securities

In December 2004, Bancorp issued $4.12 million of unsecured junior subordinated deferrable interest debentures to its wholly-owned subsidiary, Oregon Pacific Statutory Trust I (“Trust”), which has since been deconsolidated in accordance with FASB Interpretation (“FIN”) 46R.  Interest payments on the subordinated debentures are intended to pass through the Trust to the beneficial owners of the Trust, in the form of dividend payments on trust preferred securities.  The subordinated debentures and trust preferred securities have identical interest rates, terms and conditions – variable interest at 90 day LIBOR plus 2.85% with 30 year maturities.  Trust Preferred Securities for holding companies are considered Tier II capital for regulatory purposes with a limit of 50% of Tier I capital.

In accordance with FIN 46R, Bancorp deconsolidated the Trust as of March 31, 2004.  As a result, $4.12 million of junior subordinated debentures are reflected on the consolidated balance sheet under the caption “Junior Subordinated Debentures.”  The $124,000 investment in the Trust is recognized, which is included under the caption “other Assets” in the consolidated balance sheet.

Stockholders’ Equity

Consolidated stockholders’ equity at December 31, 2006 was $11.90 million, an increase of $1.64 million from December 31, 2005.  2006 equity was increased by earnings of $1.99 million for the year less cash dividends paid to shareholders of $384,000.  At year-end 2006, net unrealized gains on investment securities available-for-sale were $5,000, down $24,000 from year-end 2005.  No stock repurchases were made in 2006.

Liquidity and Cash Flow

Oregon Pacific Bank has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals.  Generally, the Bank’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not.  Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale.  At December 31, 2006, these liquid assets totaled $12.08 million or 5.19% of total assets as compared to $23.93 million or 15.91% of total assets at December 31, 2005.  Other sources of liquidity are the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, national deposits, brokered deposits, and the sale of the guaranteed portion of Small Business Administration loans.

The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2006.  The statement of cash flows includes operating, investing and financing categories.  Operating activities include net income of $1.99 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities.  Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans.  Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

At December 31, 2006, the Bank had outstanding commitments to make loans of $24.87 million.  Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan   customers. Many of these outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements.  Management believes that the Bank’s sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

The Bank was in compliance with the regulatory requirements for well-capitalized institutions at December 31, 2006 and December 31, 2005.  The following reflects the Bank’s various capital ratios compared to regulatory minimums for capital adequacy purposes:

	AT	AT
	DECEMBER 31,	DECEMBER 31,	REGULATORY
	2006	2005	MINIMUM

Tier 1 capital	11.9%	11.0%	4.0%
Total risk-based capital	13.2%	12.3%	8.0%
Leverage ratio	10.1%	9.3%	4.0%

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

The table below sets forth the distribution of the Bank’s contingent liabilities by off-balance sheet type:

	December 31,
(dollars in thousands)	2006	2005	2004

Commitments to extend credit	$23,105	$21,636	$19,777
Undisbursed checking lines of credit	537	518	476
Commercial and standby letters of credit	1,226	563	699

Total	$24,868	$22,717	$20,952

Contractual Obligations

The Company’s contractual obligations include notes to the Federal Home Loan Bank, Trust Preferred Securities, operating leases, and deferred compensation plans.  Detailed below is a schedule of contractual obligations by maturity and/or payment due date:

	Payment due by Period
		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations
Federal Home Loan Bank notes	$11,158	$2,600	$1,000	$5,600	$1,958	$-
Other debt	322	107	215	-	-	-
Trust Preferred Securities (1)	4,000	-	-	-	4,000	-
Operating lease obligations (2)	528	442	67	19	-	-
Other long term liabilities (3)	2,295	135	270	270	1,281	339

Total	$18,303	$3,284	$1,552	$5,889	$7,239	$339

(1)	The Company has the right to redeem trust preferred securities on or after December 17, 2008
(2)	Amount includes a mandatory purchase option for leased property
(3)	Amount includes deferred compensation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management and Interest Rate Sensitivity

Oregon Pacific Bank’s results of operations depend substantially on its net interest income.  Interest income and interest expense are affected by general economic conditions and by competition in the marketplace.  The Bank’s interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities.  If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate “gap” is said to be present.  Asset and liability management strategies have resulted in a negative 0-3 month “gap” of 4.3% and a positive 4-12 month “gap” of 4.1% as of December 31, 2006 as shown in the table below.

	Estimated Maturity or Repricing Within
	0-3	4-12	1-5	5-15	More than
	months	months	years	years	15 years	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$50,983	$29,306	$38,776	$3,505	$873	$123,443
Investment securities	1,488	5,152	2,692	965	-	10,297
Restricted equity securities	1,023	-	-	-	-	1,023
Interest earning deposits	2,986	-	-	-	-	2,986
Total interest earning assets	$56,480	$34,458	$41,468	$4,470	$873	$137,749

Interest Bearing Liabilities:
Total interest bearing demand deposits	$55,542	$-	$-	$-	$-	$55,542
Time certificates	6,199	20,902	5,026	-	-	32,127
FHLB borrowings	600	2,000	6,600	1,958	-	11,158
Total interest bearing liabilities	$62,341	$22,902	$11,626	$1,958	$-	$98,827
Rate sensitivity gap
Amount	$(5,861)	$11,556	$29,842	$2,512	$873
Cumulative rate sensitivity gap	$(5,861)	$5,695	$35,537	$38,049	$38,922
As a percentage of total interest earning assets	-4.3%	4.1%	25.8%	27.6%	28.3%

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

Impact of Inflation and Changing Prices

The majority of a financial institution’s assets and liabilities are monetary in nature. Changes in interest rates affect the financial condition of a financial institution to a greater degree than inflation. Although interest rates are determined in large measure by changes in the general level of inflation, they do not change at the same rate or in the same magnitude, but rather react in correlation to changes in expected rate of inflation and to changes in monetary and fiscal policy. The Company’s ability to react to changes in interest rates has a significant impact on financial results. As discussed previously, management attempts to control interest rate sensitivity in order to protect against wide interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oregon Pacific Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Oregon Pacific Bancorp and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
March 23, 2007

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$4,473,047	$5,018,838
Interest-bearing deposits in banks	2,986,418	5,916,224
Available-for-sale securities, at fair value	10,297,348	11,643,557
Restricted equity securities	1,023,100	1,023,100
Loans held-for-sale	152,095	1,350,810
Loans, net of allowance for loan losses and deferred loan fees	121,066,553	117,985,801
Premises and equipment, net of accumulated depreciation and amortization	6,986,301	5,232,814
Intangible assets, net	377,200	-
Accrued interest and other assets	3,943,232	2,269,861

TOTAL ASSETS	$151,305,294	$150,441,005

LIABILITIES
Deposits:
Demand deposits	$32,942,095	$29,668,703
Interest-bearing demand deposits	39,953,529	40,468,295
Savings deposits	15,588,636	18,433,466
Time certificate accounts:
$100,000 or more	16,543,011	15,709,566
Other time certificate accounts	15,583,499	17,049,226
	32,126,510
Total deposits	120,610,770	121,329,256

Federal Home Loan Bank borrowings and other debt	11,479,806	11,412,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,294,717	1,865,781
Accrued interest and other liabilities	895,168	1,445,931

Total liabilities	139,404,461	140,177,774

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized;2,187,349 and 2,166,006 issued and outstanding at December 31, 2006 and 2005, respectively	5,100,037	4,858,728
Undivided profits	6,795,987	5,376,065
Accumulated other comprehensive income, net of tax	4,809	28,438

Total stockholders’ equity	11,900,833	10,263,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,305,294	$150,441,005

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004

INTEREST INCOME
Interest and fees on loans	$10,864,957	$9,219,199	$6,974,182
Interest on investment securities:
U.S. Treasury and agencies	148,500	162,717	223,111
State and political subdivisions	289,416	319,707	327,607
Corporate and other investments	48,879	85,254	177,701
Interest on deposits in banks	383,710	187,780	106,310

Total interest income	11,735,462	9,974,657	7,808,911

INTEREST EXPENSE
Interest-bearing demand deposits	1,135,934	693,478	358,631
Savings deposits	107,787	99,072	108,002
Time deposits	1,200,799	791,570	449,982
Other borrowings	834,333	698,654	567,380

Total interest expense	3,278,853	2,282,774	1,483,995

Net interest income before provision for loan losses	8,456,609	7,691,883	6,324,916

PROVISION FOR (REDUCTION OF) LOAN LOSSES	26,000	215,000	(355,000)

Net interest income after provision for (reduction of) loan losses	8,430,609	7,476,883	6,679,916

NONINTEREST INCOME
Service charges and fees	972,355	1,002,645	809,234
Trust fee income	683,308	610,120	539,393
Mortgage loan sales and servicing fees	503,438	654,750	745,834
Investment sales commissions	412,956	134,601	119,385
Other income	166,234	392,047	193,430

Total noninterest income	2,738,291	2,794,163	2,407,276

NONINTEREST EXPENSE
Salaries and benefits	4,896,190	4,561,979	4,474,614
Occupancy	905,881	884,645	833,607
Outside services	709,472	672,400	588,305
Securities and trust department expenses	308,153	197,860	146,114
Supplies	175,403	177,447	198,601
Loan and collection expense	107,757	61,996	111,678
Postage and freight	106,400	99,877	97,553
Advertising	87,318	106,532	144,073
Other expenses	791,461	732,614	908,843

Total noninterest expense	8,088,035	7,495,350	7,503,388

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004

INCOME BEFORE PROVISION FOR INCOME TAXES	$3,080,865	$2,775,696	$1,583,804

PROVISION FOR INCOME TAXES	1,094,828	910,324	517,084

NET INCOME	1,986,037	1,865,372	1,066,720

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized loss on available-for-sale securities, net of tax	(23,629)	(182,277)	(199,137)

Reclassification adjustment for losses included in net income, net of tax	-	8,073	-

Total other comprehensive loss	(23,629)	(182,277)	(199,137)

COMPREHENSIVE INCOME	$1,962,408	$1,683,095	$867,583

BASIC EARNINGS PER SHARE	$0.91	$0.87	$0.49

DILUTED EARNINGS PER SHARE	$0.91	$0.86	$0.49

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders’
	Shares	Amount	Profits	Income (Loss)	Equity

BALANCE, December 31, 2003	2,173,592	$4,894,536	$3,331,170	$409,852	$8,635,558

Shares acquired in stock repurchase plan	(46,275)	(344,714)	-	-	(344,714)

Cash dividends paid	-	-	(266,130)	-	(266,130)

Dividends reinvested in stock	21,299	148,340	(148,340)	-	-

Net income and comprehensive loss	-	-	1,066,720	(199,137)	867,583

BALANCE, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	1,081	11,003	-	-	11,003

Exercise of stock options	1,538	9,997	-	-	9,997

Cash dividends paid	-	-	(301,551)	-	(301,551)

Dividends reinvested in stock	19,071	171,176	(171,176)	-	-

Net income and comprehensive loss	-	-	1,865,372	(182,277)	1,683,095

BALANCE, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock	1,686	20,000	-	-	20,000

Sale of nonregistered stock	83	1,009	-	-	1,009

Exercise of stock options	4,212	22,500	-	-	22,500

Stock-based compensation	-	15,251	-	-	15,251

Cash dividends paid	-	-	(383,566)	-	(383,566)

Dividends reinvested in stock	15,362	182,549	(182,549)	-	-

Net income and comprehensive loss	-	-	1,986,037	(23,629)	1,962,408

BALANCE, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,986,037	$1,865,372	$1,066,720
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	583,128	486,448	474,808
Provision for (reduction of) loan losses	26,000	215,000	(355,000)
Deferred income taxes	(266,875)	(333,870)	129,260
Federal Home Loan Bank stock dividends	-	(3,000)	(21,000)
Stock-based compensation	15,251	-	-
Bonuses paid in stock	20,000	-	-
Net realized loss on available-for-sale securities	-	12,885	-
Proceeds from sales of mortgage loans held-for-sale	11,234,061	23,485,959	31,268,282
Production of mortgage loans held-for-sale	(10,035,346)	(23,820,682)	(28,226,705)
Gain on dispositions of premises, equipment, and other real estate owned	(9,415)	(3,215)	(63,887)
Net (increase) decrease in accrued interest and other assets	(1,390,743)	(137,016)	103,337
Net (decrease) increase in accrued interest and other liabilities	(121,827)	1,007,649	(478,721)

Net cash from operating activities	2,040,271	2,775,530	3,897,094

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	-	2,606,751	-
Proceeds from maturities and calls of available-for-sale securities	1,295,000	844,200	9,456,636
Purchases of available-for-sale securities	-	-	(8,399,994)
Net decrease (increase) in interest-bearing deposits in banks	2,929,806	(5,042,418)	3,890,442
Net increase in loans	(3,106,752)	(9,493,763)	(25,681,968)
Purchases of premises and equipment	(2,241,988)	(517,971)	(831,801)
Proceeds from sales of premises, equipment, and other real estate owned	9,415	3,750	163,518
Purchase of brokerage firm assets	(460,000)	-	-

Net cash from investing activities	(1,574,519)	(11,599,451)	(21,403,167)

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposit accounts	$(86,204)	$426,804	$10,780,750
Net (decrease) increase in time deposits	(632,282)	9,841,731	2,815,567
Proceeds from borrowing	2,522,000	5,000,000	4,000,000
Repayments of borrowing	(2,455,000)	(5,455,000)	(55,000)
Cash dividends paid	(383,566)	(301,551)	(266,130)
Shares acquired in stock repurchase plan	-	(31,610)	(344,714)
Proceeds from stock options exercised	22,500	9,997	-
Proceeds from issuance of nonregistered common stock	1,009	11,003	-

Net cash from financing activities	(1,011,543)	9,501,374	16,930,473

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(545,791)	677,453	(575,600)

CASH AND CASH EQUIVALENTS, beginning of year	5,018,838	4,341,385	4,916,985

CASH AND CASH EQUIVALENTS, end of year	$4,473,047	$5,018,838	$4,341,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$3,182,328	$2,199,648	$1,472,923
Cash paid for income taxes	$1,472,706	$1,284,696	$222,719

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Cash dividends reinvested in stock	$182,549	$171,176	$148,340
Unrealized loss on available-for-sale securities, net of tax	$(23,629)	$(182,277)	$(199,137)

The accompanying notes are an integral part of these financial statements.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization– Oregon Pacific Bancorp (Bancorp) was incorporated on January 1, 2003, and became the holding company of Oregon Pacific Banking Co., dba Oregon Pacific Bank (the Bank) effective January 1, 2003. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon from its headquarters in Florence, Oregon.  Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2002, Bancorp formed Oregon Pacific Statutory Trust I (the Trust), a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The Bank and Bancorp are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Bancorp and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions– In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses, other real estate owned, and mortgage servicing assets. Actual results could differ significantly from those estimates.

Cash and cash equivalents– Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. As of December 31, 2006 and 2005, the Bank had reserve requirements to be maintained at the Federal Reserve Bank of $0 and $1,205,000, respectively. Total clearing balance requirements at December 31, 2006 and 2005, were $100,000 and $400,000, respectively.

Investment securities– The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as “trading,” “available-for-sale,” or “held-to-maturity.” Accordingly, management has determined that all investment securities held at December 31, 2006 and 2005, are available-for-sale.

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

Loan servicing– The Bank sells mortgage loans primarily on a servicing-retained basis. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated servicing revenues. Impairment of the mortgage servicing asset is based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates and prepayment rates. Loan servicing income is recorded when earned.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Loans, net of allowance for loan losses and unearned loan fee income – Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fee income. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

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

Premises and equipment– Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from 2 to 30 years.

Intangible assets – Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment.  Intangible assets are comprised of customer lists and a non-compete agreement acquired in the acquisition of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  Amortization of customer lists is included in other non-interest expense in the consolidated statement of income based on an estimated life of five years.  The amortization of the non-compete agreement will begin at the end of a three-year employment contract.

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

Income taxes– Deferred tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Comprehensive income– Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gain and losses on securities available-for-sale, which are also recognized as a separate component of stockholders’ equity.

Off-balance sheet financial instruments– The Bank holds no derivative financial instruments. However, in the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit as well as commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments– The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents– The carrying amounts of cash and short-term instruments approximate their fair value.

Available-for-sale securities– Fair values for available-for-sale investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted equity securities– The carrying values of restricted equity securities approximate fair values.

Loans receivable– For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held-for-sale– Fair value represents the anticipated proceeds from sale of the loans.

Deposit liabilities– The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank borrowings – The fair values of the Bank’s borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.

Off-balance sheet instruments– The Bank’s off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Advertising– Advertising costs are charged to expense during the year in which they are incurred.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock-based compensation – The Company maintains a stock incentive plan.  This plan, which is described more fully in Note 14, was presented to and approved by the Company’s shareholders in 2003.  Through December 31,

2005 the Bank’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “SFAS 123”). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Bank adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions:  option price, dividend yield, expected volatility, risk free interest rate, and the expected life.

Recently issued accounting pronouncements– In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments.  The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133.  Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to Statement 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Statement was effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that began after September 15, 2006, and did not have any significant impact on the Bank’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, which changes the accounting for all loan servicing rights  which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. It is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, based on management’s analysis, will have no significant impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	– ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). Statement 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their post retirement benefit plans in financial statements. The Statement was effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and did not have a significant impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company on January 1, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 159.

Reclassifications– Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to current year presentations.

NOTE 2	– INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities are as follows:

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value

December 31, 2006:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(50,937)	$3,949,063
State and political subdivisions	5,837,779	65,221	(2,210)	(7,946)	5,892,844
Corporate notes	451,554	3,887	-	-	455,441

	$10,289,333	$69,108	$(2,210)	$(58,883)	$10,297,348

December 31, 2005:

U.S. Treasury and agencies	$4,000,000	$-	$(12,500)	$(63,125)	$3,924,375
State and political subdivisions	6,884,782	123,997	(8,861)	(6,304)	6,993,614
Corporate notes	711,378	14,328	(138)	-	725,568

	$11,596,160	$138,325	$(21,499)	$(69,429)	$11,643,557

The investment securities shown above currently have fair values less than amortized costs and, therefore, contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry-specific event. There are eleven investment securities with unrealized losses. The Bank anticipates full recovery of amortized costs with respect to these securities, at maturity or sooner in the event of a more favorable market interest rate environment.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 2	– INVESTMENT SECURITIES - (continued)

	Available-for-Sale
	Securities
		Estimated
	Amortized	Market
	Cost	Value

Due in one year or less	$3,924,658	$3,909,365
Due after one year through three years	3,895,039	3,873,855
Due after three years through five years	1,065,138	1,086,402
Due after five years through ten years	1,404,498	1,427,726
Thereafter	-	-

	$10,289,333	$10,297,348

At December 31, 2006 and 2005, investment securities with an amortized cost of $8,354,383 and $9,371,064 and market values of $8,354,717 and $9,404,115, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $1,023,100 at December 31, 2006 and 2005.

NOTE 3	– LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

	2006	2005

Real estate	$20,684,978	$18,583,333
Commercial	94,899,657	94,138,523
Installment	7,670,400	7,541,900
Overdrafts	36,279	72,495

Total loans	123,291,314	120,336,251
Less allowance for loan losses	(1,861,221)	(1,858,185)
Less deferred loan fees	(363,540)	(492,265)

Loans, net of allowance for loan losses and deferred loan fees	$121,066,553	$117,985,801

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	– LOANS AND ALLOWANCE FOR LOAN LOSSES - (continued)

The following is an analysis of the changes in the allowance for loan losses:

	2006	2005	2004

BALANCE, beginning of year	$1,858,185	$1,640,060	$1,315,955
Provision for loan losses	26,000	215,000	(355,000)
Loans charged off	(23,114)	(2,023)	(40,995)
Loan recoveries	150	5,148	720,100

BALANCE, end of year	$1,861,221	$1,858,185	$1,640,060

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2006 and 2005 were $94,474,592 and $98,658,804, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in the geographic areas it serves and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2006 and 2005, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled $3,287,466 and $8,684,138, respectively.

The Bank recognized impaired loans having recorded investments of $215,471 and $356,006 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during 2006 and 2005 was $197,040 and $205,633, respectively. The total allowance for loan losses allocated to these loans was $107,736 and $178,003 at December 31, 2006 and 2005, respectively. Interest income recognized for cash payments received on impaired loans in 2006, 2005, and 2004, was not material to the consolidated financial statements. In addition, no loans past due 90 days or more were still accruing interest at December 31, 2006 and 2005.

NOTE 4	– LOAN SERVICING

The Bank’s recorded investment in mortgage servicing assets (MSA) totaled $763,203 and $808,709 at December 31, 2006 and 2005, respectively; mortgage servicing rights of $80,533 and $190,472 were capitalized in 2006 and 2005, respectively. Amortization of the MSA totaled $126,039, $193,247, and $221,951 for the years ended December 31, 2006, 2005, and 2004, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	– PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2006	2005

Land	$1,247,314	$1,247,314
Building and improvements	3,937,739	3,920,151
Construction in progress	2,003,495	-
Furniture and equipment	3,202,630	3,073,343
Leasehold improvements	143,862	134,148

Total premises and equipment	10,535,040	8,374,956
Less accumulated depreciation and amortization	(3,548,739)	(3,142,142)

Premises and equipment, net of accumulated depreciation and amortization	$6,986,301	$5,232,814

The Bank is building a financial center on the campus of its main branch in Florence which is included in construction in progress above.  Interest capitalized in 2006 was $14,815.  The building is expected to be completed in April 2007 at a total cost of approximately $3 million.

Depreciation expense for the years ended December 31, 2006, 2005, and 2004, was $488,501, $473,216, and $442,477, respectively.

NOTE 6	– INTANGIBLE ASSETS

The following table summarizes the changes in the Bank’s intangible assets for the year ended December 31, 2006.

Balance January 1, 2006	$-
Additions	460,000
Amortization	(82,800)

Balance December 31, 2006	$377,200

Acquired intangible assets are related to the acquisition of the assets of the local LPL Financial, Inc. brokerage in Florence, Oregon.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	– TIME CERTIFICATES

Time certificates of deposit of $100,000 and over aggregated $16,543,011 and $15,709,566 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities for all time deposits are as follows:

Year ending December 31,	2007	$27,101,052
	2008	1,227,525
	2009	1,877,203
	2010	850,108
	2011	1,070,622

		$32,126,510

NOTE 8	– SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS

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

The Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2006 and 2005.

FHLB promissory notes outstanding at December 31, 2006 and 2005 were $11,157,806 and $11,412,806, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

A promissory note in the amount of $322,000 was outstanding at December 31, 2006 resulting from the January 2006 purchase of the assets of the local LPL brokerage office.  The note carries interest at 7%, payable over three years.

The following summarizes the Bank’s outstanding obligation and repayment terms to the FHLB as of December 31, 2006:

		Range of
		Interest
		Rates	Amount

Years ending December 31,	2007	3.64-5.38%	$2,600,000
	2008	-	-
	2009	3.13%	1,000,000
	2010	4.31-4.61%	4,000,000
	2011	4.53-5.04%	1,600,000
	Thereafter	3.27-5.12%	1,957,806

			$11,157,806

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	– SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS – (continued)

FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain qualifying loans in the amount of $13.4 million and $13.8 million at December 31, 2006 and 2005, respectively.  At December 31, 2006 the Company had additional borrowing capacity available of $14.7 million at the FHLB.

NOTE 9	– INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005	2004

Current expense:
Federal	$1,119,271	$1,093,801	$309,676
State	242,432	150,393	78,148

	1,361,703	1,244,194	387,824

Deferred expense (benefit):
Federal	(221,244)	(276,783)	107,158
State	(45,631)	(57,087)	22,102

	(266,875)	(333,870)	129,260

Provision for income taxes	$1,094,828	$910,324	$517,084

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the provision for loan losses, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	– INCOME TAXES– (continued)

	2006	2005	2004

Accounting provision for loan losses less than (in excess of) provision for income taxes	$10,036	$82,990	$(137,029)
Accounting depreciation (less than) in excess of tax depreciation	47,494	8,900	(81,276)
Deferred compensation	176,146	245,324	89,609
Federal Home Loan Bank stock dividends	(292)	(1,190)	(8,139)
Mortgage servicing rights	17,565	1,053	(712)
Loans held-for-sale	576	(7,955)	7,955
Other differences	15,350	4,748	332

Net deferred income taxes	$266,875	$333,870	$(129,260)

The provision for income taxes differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

The net deferred tax assets in the accompanying consolidated balance sheets include the following components:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$345,261	$335,226
Deferred compensation	896,338	720,191
Vacation accrual	17,756	17,756
Loans held-for-sale	576	-
Other	20,628	5,277

	1,280,559	1,078,450

Deferred tax liabilities:
Mortgage servicing rights	(294,596)	(312,162)
Accumulated depreciation	(172,532)	(220,026)
Federal Home Loan Bank stock dividends	(135,724)	(135,432)

	(602,852)	(667,620)

Net deferred tax assets	$677,707	$410,830

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	– INCOME TAXES– (continued)

Management believes, based upon the Bank’s historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2006	2005	2004

Federal income taxes at statutory rate	$1,047,494	$943,737	$538,493
State income tax expense, net of federal income tax benefit	134,202	77,455	68,991
Effect of nontaxable interest income	(92,237)	(104,879)	(100,321)
Other	5,369	(5,989)	9,921

	$1,094,828	$910,324	$517,084

Effective tax rate	36%	33%	33%

NOTE 10	– FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, premises and equipment, and income-producing commercial properties.

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	– FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK– (continued)

A summary of the notional amounts of the Bank’s financial instruments with off-balance sheet risk at December 31, 2006, were as follows:

Commitments to extend credit	$23,642,105
Commercial and standby letters of credit	1,225,500

$24,867,605

Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that it has previously purchased and require the seller to repurchase the loan in the event of fraud or material misstatement of fact in the loan application.

NOTE 11	– CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2006. The Bank’s loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit, which is generally 15% of aggregate common stock and the allowance for loan losses.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12	– FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank’s financial instruments:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$4,473,047	$4,473,047	$5,018,838	$5,018,838
Interest-bearing deposits in banks	$2,986,418	$2,986,418	$5,916,224	$5,916,224
Available-for-sale securities	$10,297,348	$10,297,348	$11,643,557	$11,643,557
Restricted equity securities	$1,023,100	$1,023,100	$1,023,100	$1,023,100
Loans held-for-sale	$152,095	$152,095	$1,350,810	$1,350,810
Loans, net of allowance for loan losses and deferred loan fees	$121,066,553	$120,999,298	$117,985,801	$117,246,822
Financial liabilities:
Demand deposits, interest-bearing demand deposits, and savings deposits	$88,484,260	$88,532,134	$88,570,464	$88,570,464
Time certificate accounts	$32,126,510	$32,245,113	$32,758,792	$32,767,260
Federal Home Loan Bank borrowings and other debt	$11,479,806	$11,759,600	$11,412,806	$11,682,334

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2006 and 2005, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006 and 2005 should not necessarily be considered to apply at subsequent dates.

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	– COMMITMENTS AND CONTINGENCIES

Operating lease commitments– The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

Years ending December 31,	2007	$442,154
	2008	34,681
	2009	31,606
	2010	19,214
	2011	-
	Thereafter	-

		$527,655

Total rental expense was $179,390, $167,263, and $168,224 in 2006, 2005, and 2004, respectively.

Legal contingencies– In the ordinary course of business, the Bank is a party to various debtor-creditor legal actions, none of which individually or in the aggregate, are presently material to the Bank’s business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

Bancorp is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it.

NOTE 14	– STOCK-BASED COMPENSATION

Bancorp has a stock incentive plan which was approved by its stockholders during 2003. The plan provides that 214,035 shares of Bancorp’s common stock are reserved for the granting of incentive stock options and non-statutory stock options to key employees. The purchase price of optioned shares is to be no less than the fair market value at the time the options are granted. In addition, the plan allows for the Board to grant stock appreciation rights or bonus rights, award bonus grants of stock, and award other types of stock-based incentives as may be allowable by law.  Options granted in January 2006 vest 50% annually over two years.  Options granted in March 2006 vest in five equal annual installments on the anniversary of the grant beginning March 17, 2008.  All have a two-year exercise period after the date of vesting.  Vesting is immediate if there is a change of control, at retirement at age 60 or later, or upon death if 50% had been exercisable.

As of December 31, 2006, the Company had 14,806 nonvested options outstanding and there was $17,500 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2012.  A summary of option activity under the plan as of December 31, 2006, and changes during the year then ended is presented below:

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	– STOCK-BASED COMPENSATION – (continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	25,402	$6.69
Granted	13,082	$11.85
Exercised	(4,212)	$5.34
Forfeited or expired	-	$-
Outstanding at December 31, 2006	34,272	$8.83	5.13	$117,210
Vested at December 31, 2006	19,466	$6.92	2.37	$103,754
Exercisable at December 31, 2006	17,741	$6.89	2.40	$95,092

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $1.91, $1.36, and $1.29, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $29,505 and $7,690, respectively.  No options were exercised in 2004.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the year ended December 31, 2006, was approximately $15,300 lower than if it had continued to be accounted for as share-based compensation under Opinion 25.

Had compensation cost for the Bank’s 2005 and 2004 grants for stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2005 and 2004 would approximate the pro forma amounts below.

	2005	2004

Net income, as reported	$1,865,372	$1,066,720
Less total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(3,200)	(791)

Pro forma net income	$1,862,172	$1,065,929

Basic earnings per common share:
As reported	$0.87	$0.49
Pro forma	$0.86	$0.49

Diluted earnings per common share:
As reported	$0.86	$0.49
Pro forma	$0.86	$0.49

NOTE 14	– STOCK-BASED COMPENSATION – (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:

	2006	2005	2004

Dividend yield	2.00%	2.44%	2.65%
Expected life (years)	3 ~ 5.5	7.5	7.5
Expected volatility	15.20%	14.39%	14.39%
Risk-free rate	4.70%	4.50%	3.93%

Expected volatility is based on the historical volatility of the price of Bancorp’s stock. Bancorp uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected life of options granted is derived from the vesting period and contractual term, using relevant employee data (past exercise history, age, expected retirement, etc.) and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTE 15	– PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria has been met. Contributions to the plan totaled $84,765, $77,248, and $75,969 during 2006, 2005, and 2004, respectively.

The Bank has also established a nonqualified deferred compensation and an incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2006, 2005, and 2004, the Bank recorded expenses of $275,834, $178,007, and $94,212, respectively, to fund the program.

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

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2006

Basic earnings per common share:
Income available to common stockholders	$1,986,037	2,178,967	$0.91
Effect of dilutive securities:
Outstanding common stock options	-	8,903

Income available to common stock-holders plus assumed conversions	$1,986,037	2,187,870	$0.91

2005

Basic earnings per common share:
Income available to common stockholders	$1,865,372	2,154,932	$0.87
Effect of dilutive securities:
Outstanding common stock options	-	7,894

Income available to common stock-holders plus assumed conversions	$1,865,372	2,162,826	$0.86

2004

Basic earnings per common share:
Income available to common stockholders	$1,066,720	2,178,531	$0.49
Effect of dilutive securities:
Outstanding common stock options	-	2,078

Income available to common stock-holders plus assumed conversions	$1,066,720	2,180,609	$0.49

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17	– TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2006 and 2005, and for the years then ended were as follows:

	2006	2005

Loans outstanding, beginning of year	$2,147,265	$2,594,023
Additions	2,157,599	533,235
Repayments	(876,013)	(979,993)

Loans outstanding, end of year	$3,428,851	$2,147,265

NOTE 18	– REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (a defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18	– REGULATORY MATTERS– (continued)

Bancorp’s and the Bank’s capital ratios are substantially equivalent. Actual capital amounts for the Bank are presented in the following table:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
(in thousands)

Total capital to risk-weighted assets	$17,110	13.2%	$10,381	>8.0%	$12,976	>10.0%

Tier 1 capital to risk-weighted assets	$15,485	11.9%	$5,190	>4.0%	$7,786	>6.0%

Tier 1 capital to average assets	$15,485	10.1%	$6,133	>4.0%	$7,666	>5.0%

As of December 31, 2005:
(in thousands)

Total capital to risk-weighted assets	$15,733	12.3%	$10,233	>8.0%	$12,791	>10.0%

Tier 1 capital to risk-weighted assets	$14,124	11.0%	$5,136	>4.0%	$7,704	>6.0%

Tier 1 capital to average assets	$14,124	9.3%	$6,075	>4.0%	$7,594	>5.0%

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	– TRUST PREFERRED SECURITIES

At December 31, 2006, Bancorp had a wholly-owned trust (Trust) that was formed to issue trust preferred securities and related common securities of the Trust. As a result of adoption of FIN 46R, Bancorp deconsolidated the Trust.  The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets.

Oregon Pacific Statutory Trust 1 is a wholly-owned Connecticut statutory business trust subsidiary which issued $4,000,000 of guaranteed undivided beneficial interests in Bancorp’s floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under regulatory guidelines. All common securities of the Trust are owned by Bancorp. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4,124,000 of subordinated deferrable interest debentures of Bancorp. The debentures, which represent the sole asset of the Trust, possess the same terms as the Trust Preferred Securities and accrue interest at a rate of the three-month London Interbank Offered Rate (LIBOR) plus 2.85% per annum which changes quarterly.  The rate throughout 2006 varied between 7.35% and 8.24% and in 2005 varied between 5.35% and 7.35%. The accrued interest on the debentures is paid to the Trust by Bancorp, and the Trust in turn distributes the interest income as dividends on the Trust Preferred Securities. Interest payments are deferrable at the discretion of Bancorp for the first five years. As of December 31, 2006, all interest payments to the Trust and all dividend payments by the Trust were current.

In conjunction with the issuance of the Trust Preferred Securities, Bancorp entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. Bancorp has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the years ended December 31, 2006, 2005, and 2004, Bancorp’s interest expense related to the Trust Preferred Securities amounted to $322,053, $248,963, and $177,405, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20	– PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Oregon Pacific Bancorp (parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$6,606	$58,956
Investment in subsidiaries	15,990,546	14,276,389
Other assets	40,998	62,827

TOTAL ASSETS	$16,038,150	$14,398,172

LIABILITIES
Junior subordinated debentures	$4,124,000	$4,124,000
Other Liabilities	13,317	10,941

Total liabilities	4,137,317	4,134,941

STOCKHOLDERS’ EQUITY	11,900,833	10,263,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,038,150	$14,398,172

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004

Income	$-	$-	$-

Expenses
Interest	322,053	248,963	177,405
Other	43,930	47,104	53,631
Total expenses	365,983	296,067	231,036

Net loss before credit for income taxes, dividends from Bank and equity in undistributed net earnings of subsidiaries	(365,983)	(296,067)	(231,036)

Income tax benefit	(140,377)	(108,925)	(88,616)

Net Loss before dividends from the Bank and equity in undistributed net earnings of subsidiaries	(225,606)	(187,142)	(142,420)

Dividends from the Bank	489,107	527,166	712,152
Equity in undistributed net earnings of subsidiaries	1,722,536	1,525,348	496,988

Net income	$1,986,037	$1,865,372	$1,066,720

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20	– PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,986,037	$1,865,372	$1,066,720
Adjustments to reconcile net income to net cash
Equity in undistributed earnings of subsidiaries	(1,722,536)	(1,525,348)	(496,988)
Changes in other assets and liabilities	24,206	4,459	44,236
Bonuses paid in stock	20,000	-	-

Net cash from operating activities	307,707	344,483	613,968

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(383,566)	(301,551)	(266,130)
Repurchase of common stock	-	(31,610)	(344,714)
Proceeds from stock options exercised	22,500	9,997	-
Proceeds from issuance of common stock	1,009	11,003	-

Net cash from financing activities	(360,057)	(312,161)	(610,844)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,350)	32,322	3,124

CASH AND CASH EQUIVALENTS, beginning of year	58,956	26,634	23,510

CASH AND CASH EQUIVALENTS, end of year	$6,606	$58,956	$26,634

NOTE 21	– SUBSEQUENT EVENTS

On January 16, 2007, the Bancorp Board of Directors authorized a cash dividend of $.07 per share payable on February 9, 2007, to stockholders of record on January 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer  each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of  1934.  The Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgment.  The Audit Committee is primarily concerned with the effectiveness of audits of the Company by its internal auditor and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing the Company’s annual financial statements and the accounting standards and principles followed; and appointment of independent auditors.  The members of the Audit Committee are Richard L. Yecny (Chair), Doug Feldkamp, Robert R. King, and Marteen L. Wick.

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

Any additional information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2007, and is incorporated herein by reference.

Information concerning the Company’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading “Compensation Discussion and Analysis” in the definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is contained under the caption “Audit Fees” in the on Company’s definitive proxy statement for the Annual Meeting to be held April 26, 2007, and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents are filed as part of this Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets for the Years Ended December 31, 2006 and 2005
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 15 of the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and is hereby incorporated herein by this reference.)

The following documents are either being filed with, or incorporated by reference into, this Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

10.1           2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF14A filed with the Securities and Exchange Commission on March 23, 2003.)

10.2          Oregon Pacific Bank Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10(ii) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

14.            Code of Ethics (incorporated herein by reference to Exhibit 14 to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.)

21.            List of Subsidiaries.

31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(d) or Rule 15d-14(d) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports Filed on Form 8-K

Current Report on 8-K filed on February 9, 2007 containing Regulation F-D disclosure relating to the Company’s fourth quarter and fiscal year earnings release.

(c)  Exhibits.

The exhibits to be filed with this Form 10-K are set forth under Item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 30, 2007	OREGON PACIFIC BANCORP

By: /s/ James P. Clark
James P. Clark
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 30, 2007	Principal Executive Officer and Director

By: /s/ James P. Clark
James P. Clark
President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

By: /s/ Joanne A. Forsberg
Joanne Forsberg
Secretary and Chief Financial Officer

Directors:

/s/ A. J. Brauer
A. J. Brauer, Chairman of the Board

/s/ Richard L. Yecny
Richard L. Yecny, Vice Chairman of the Board

/s/ Patricia Benetti
Patricia Benetti, Director

/s/ Lydia G. Brackney
Lydia G. Brackney, Director

/s/ Douglas B. Feldkamp
Douglas B. Feldkamp, Director

/s/ Thomas K. Grove
Thomas K. Grove, Director

/s/ Robert R. King
Robert R. King, Director

/s/ Jon Thompson
Jon Thompson, Director

/s/ Marteen L. Wick
Marteen L. Wick, Director

EXHIBIT INDEX

1.             Exhibits Attached.

The following exhibits are attached to this Form 10-K.

EXHIBITS		PAGE

21.	List of Subsidiaries	71
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	72
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	73
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	74
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	75