Form 10-Q
period 2007-03-31
OREGON PACIFIC BANCORP
filed 2007-05-14
CIK 1216128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

OREGON PACIFIC BANCORP
(Exact name of Registrant as specified in its charter)

Oregon	71-0918151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Highway 101
Florence, Oregon  97439
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
Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of April 30, 2007, was 2,204,828.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2007	2006

Cash and cash equivalents	$4,295,868	$4,473,047
Interest-bearing deposits in banks	7,068,072	2,986,418
Available-for-sale securities, at fair value	9,805,237	10,297,348
Restricted equity securities	1,023,100	1,023,100
Loans held-for-sale	288,202	152,095
Loans, net of allowance for loan losses and deferred fees	122,619,057	121,066,553
Premises & equipment, net	7,712,872	6,986,301
Intangible assets, net	356,500	377,200
Accrued interest and other assets	2,542,890	3,943,232

Total assets	$155,711,798	$151,305,294

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$36,570,612	$32,942,095
Interest-bearing demand deposits	38,681,660	39,953,529
Savings deposits	15,081,778	15,588,636
Time certificate accounts:
$100,000 or more	17,859,542	16,543,011
Other time certificate accounts	16,987,997	15,583,499

Total deposits	125,181,589	120,610,770

Federal Home Loan Bank borrowings and other debt	10,758,722	11,479,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,343,784	2,294,717
Accrued interest and other liabilities	975,872	895,168

Total liabilities	143,383,967	139,404,461

Stockholders' equity
Common stock, no par value, 10,000,000 shares authorized with 2,204,828 and 2,187,349 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,245,138	5,100,037
Undivided profits	7,071,369	6,795,987

Accumulated other comprehensive (loss) income, net of tax	11,324	4,809

Total stockholders' equity	12,327,831	11,900,833

Total liabilities and stockholders' equity	$155,711,798	$151,305,294

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006

INTEREST INCOME
Interest and fees on loans	$2,688,850	$2,557,547
Interest on investment securities:
U.S. Teasuries and agencies	36,798	36,798
State and political subdivisions	59,157	75,224
Corporate and other investments	8,426	8,474
Interest on deposits in banks	58,418	105,955

Total interest income	2,851,649	2,783,998

INTEREST EXPENSE
Interest-bearing demand deposits	303,608	222,786
Savings deposits	26,674	25,154
Time deposits	362,083	280,412
Other borrowings	202,027	207,029

Total interest expense	894,392	735,381

Net interest income before provision for loan losses	1,957,257	2,048,617

PROVISION FOR LOAN LOSSES	-	26,000

Net interest income after provision for loan losses	1,957,257	2,022,617

NONINTEREST INCOME
Service charges and fees	218,674	250,393
Trust fee income	173,393	159,043
Mortgage loan sales and servicing fees, net	111,751	125,924
Investment sales commissions	100,278	91,288
Other income	45,719	34,046

Total noninterest income	649,815	660,694

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended March 31,
	2007	2006

NONINTEREST EXPENSE
Salaries and benefits	1,196,149	1,231,546
Occupancy	217,164	225,247
Supplies	40,042	40,160
Postage and freight	23,528	20,871
Outside services	193,988	168,154
Advertising	19,987	14,476
Loan collection expense	12,540	19,685
Securities and trust department expenses	81,247	60,382
Other expenses	152,746	190,387

Total noninterest expense	1,937,391	1,970,908

INCOME BEFORE INCOME TAXES	669,681	712,403

PROVISION FOR INCOME TAXES	241,185	251,821

NET INCOME	428,496	460,582

OTHER COMPREHENSIVE INCOME
Unrealized (gain) loss on available-for-sale securities, net of tax	6,515	(36,688)

COMPREHENSIVE INCOME	$435,011	$423,894

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.20	$0.21
Diluted earnings per share	$0.19	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,190,163	2,170,890
Diluted	2,198,434	2,180,781

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock for 2005	1,686	20,000	-	-	20,000

Sale of nonregistered stock	83	1,009	-	-	1,009

Stock-based compensation	-	15,251	-	-	15,251

Exercise of stock options	4,212	22,500	-	-	22,500

Cash dividends paid	-	-	(383,566)	-	(383,566)

Dividends reinvested in stock	15,362	182,549	(182,549)	-	-

Net income and comprehensive income	-	-	1,986,037	(23,629)	1,962,408

Balance, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

Exercise of stock options	13,793	99,999	-	-	99,999

Stock-based compensation	-	433	-	-	433

Cash dividends paid	-	-	(108,445)	-	(108,445)

Dividends reinvested in stock	3,686	44,669	(44,669)	-	-

Net income and comprehensive income	-	-	428,496	6,515	435,011

Balance, March 31, 2007 (Unaudited)	2,204,828	$5,245,138	$7,071,369	$11,324	$12,327,831

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$428,496	$460,582
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	144,085	145,234
Provision for loan losses	-	26,000
Stock-based compensation	433	3,812
Net change in mortgage loans held-for-sale	(136,107)	(103,412)
Net decrease (increase) in accrued interest and other assets	1,395,388	(53,296)
Net increase (decrease) in accrued interest and other liabilities	129,771	(124,316)

Net cash from operating activities	1,962,066	354,604

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	500,000	250,000
Net increase in interest-bearing deposits in banks	(4,081,654)	(4,737,687)
Loans originated, net of principal repayments	(1,552,504)	(1,744,414)
Purchase of premises and equipment	(846,376)	(154,812)
Purchase of brokerage firm	-	(460,000)

Net cash from investing activities	(5,980,534)	(6,846,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposit accounts	1,849,790	6,922,961
Net increase in time deposits	2,721,029	1,089,796
Proceeds from Federal Home Loan Bank borrowings	-	1,522,000
Repayment of Federal Home Loan Bank and other borrowings	(721,084)	(13,750)
Proceeds from exercise of common stock options	99,999	12,506
Stock bonuses granted	-	20,000
Cash dividends paid	(108,445)	(85,067)

Net cash from financing activities	3,841,289	9,468,446

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(177,179)	2,976,137

CASH AND CASH EQUIVALENTS, beginning of period	$4,473,047	$5,018,838

CASH AND CASH EQUIVALENTS, end of period	$4,295,868	$7,994,975

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$44,669	$45,049

Change in fair value of AFS securities, net of tax	$6,515	$(36,688)

See accompanying notes

Index

Oregon Pacific Bancorp and Subsidiary
Notes to Financial Statements
March 31, 2007
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Oregon Pacific Bancorp (“Bancorp”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Oregon Pacific Banking Co. dba Oregon Pacific Bank (the “Bank”), after elimination of intercompany transactions and balances. Substantially all activity of Bancorp is conducted through its banking subsidiary.

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2006 Annual Report to Shareholders.

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

Reclassifications – Certain reclassifications have been made to the 2006 financial statements to conform to current year presentations.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of March 31, 2007.

Index

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less than 12 Months	Gross Unrealized Losses More than 12 Months	Estimated Fair Value
March 31, 2007:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(35,000)	$3,965,000
State and political subdivisions	5,336,727	58,237	(768)	(5,899)	5,388,297
Corporate notes	449,636	2,304	-	-	451,940

	$9,786,363	$60,541	$(768)	$(40,899)	$9,805,237

December 31, 2006:
U.S. Treasury and agencies	$4,000,000	$-	$-	$(50,937)	$3,949,063
State and political subdivisions	5,837,779	65,221	(2,210)	(7,946)	5,892,844
Corporate notes	451,554	3,887	-	-	455,441

	$10,289,333	$69,108	$(2,210)	$(58,883)	$10,297,348

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

Note 3 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	MAR. 31, 2007	DEC. 31, 2006

Real estate	$20,447,206	$20,684,978
Commercial	96,697,097	94,899,657
Installment	7,531,233	7,670,400
Overdrafts	178,009	36,279

Total Loans	124,853,545	123,291,314
Less allowance for loan losses	(1,861,221)	(1,861,221)
Less deferred loan fees	(373,267)	(363,540)

Loans, net of allowance for loan losses and deferred loan fees	$122,619,057	$121,066,553

Index

Changes in the allowance for loan losses were as follows for the three-months ended:

	MAR. 31, 2007	MAR. 31, 2006

Balance, beginning of period	$1,861,221	$1,858,185
Provision for loan losses	-	26,000
Loans charged off	-	-
Loan recoveries	-	-

Balance, end of period	$1,861,221	$1,884,185

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  Loans in the amount of $441,000 and $215,000 were on nonaccrual status at March 31, 2007 and December 31, 2006.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2007 or December 31, 2006.

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

Note 5 – Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified- prospective-transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As of January 1, 2006, 20,205 stock options were not fully vested.

The Company’s recognized expenses of $433 and $3,812 before income taxes for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, the Company had 7,681 nonvested options outstanding and there was $17,050 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2011.

There were no options granted and 13,793 options exercised during the quarter ended March 31, 2007.  The following table summarizes information about the stock options outstanding at March 31, 2007 and changes during the three months then ended is presented below:

Index

Options	Shares	Weighted Average Exercise Price ($)	Weighted Avg.Remaining Contractual Term ( in yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	34,272	8.83
Granted	-
Exercised	(13,793)	7.25
Outstanding at March 31, 2007	20,479	9.89	3.81	38,112
Vested at March 31, 2007	12,798	7.93	2.60	38,880
Exercisable at March 31, 2007	7,397	6.42	2.37	39,421

The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $64,827.

Note 6 – Intangible Assets

On January 03, 2006, the Bank acquired all of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  As a result of the acquisition, the Bank recorded $460,000 in intangible assets, which consists of a customer list and a non-compete agreement, which are amortized on a straight-line basis over the estimated lives of the asset, both of which are 60 months. The amortization of the non-compete agreement will begin at the end of a three-year employment contract. This acquisition was consistent with the Bank’s strategy to grow the Trust and Investment Department and provided an opportunity to increase the customer base in this area.

The aggregate purchase price was $462,000, which included cash of $140,000 and an unsecured Note Payable of $322,000. Interest on the note payable is 7% and paid monthly, while principal payments are made in three equal and annual installments, with the final payment due in February 2009. No liabilities or obligations were assumed in the transaction.

Note 7 – Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted this Statement on January 1, 2007.  As a result of the implementation of Interpretation 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax liabilities or benefits.  The Company is no longer subject to U.S. federal or Oregon state examinations by tax authorities for years before 2003.  The Company recognized interest accrued related to unrecognized tax liabilities in income tax expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value.  Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 although earlier adoption is permitted within 120 days of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of the adoption of SFAS No. 159.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon evaluations of the collectibility of loans and prior loan loss experience.  Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision in an estimation process and evaluates factors such as the trend in the loan growth and the percentage of change, the level of geographic and/or industry concentrations, competitive issues that impact the loan underwriting or structure, economic conditions, and loan collateral value.  While management believes that the allowance for loan losses is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding based on the best information available, the assessment cannot be determined with precision and may not necessarily be indicative of future losses.

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At March 31, 2007, the Company’s mortgage servicing asset was $750,000 and the related loan balances serviced by the Company for others totaled $93.5 million.

Index

Overview

Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial holding company, is the holding company of Oregon Pacific Bank (the "Bank") (collectively, the “Company”).  The Company is headquartered in Florence, Oregon.

The Bank is an Oregon banking corporation organized under the Oregon Bank Act on December 17, 1979.  The Bank is a full-service commercial bank that provides a broad range of depository and lending services to commercial enterprises, governmental entities and individuals.  Full-service banking products are offered to the Bank’s customers from its four branches that live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast.  Additional financial services provided by the Bank include trust and asset management services and investment and brokerage services.  The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The Company reported net income of $428,000, or $.20 per basic share, for the three months ended March 31, 2007.  This compares to Bank income of $460,000, or $.21 per basic share, for the same three month period in the prior year.  Increased interest paid on deposit accounts is the primary reason for the drop in income.

Financial Condition

Total assets at March 31, 2007 were $155,712,000 compared to $151,305,000 at December 31, 2006, an increase of $4,407,000 (2.9%).  The increase was due primarily to increased interest-bearing deposits in banks ($4.08 million) and new loans ($1.55 million) funded by increases in demand deposits ($3.63 million) and time certificate accounts ($2.72 million).

March 31, 2007 stockholders’ equity was $12,328,000, an increase of $427,000 from December 31, 2006.  This change resulted from consolidated net income and the exercise of stock options ($100,000), partially offset by cash dividends paid ($108,000).

The net loan portfolio at March 31, 2007 increased $1.5 million to $122.6 million compared to $121.1 million at December 31, 2006 and increased $2.9 million from March 31, 2006 when the portfolio was $119.7 million. See Note 3 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank and other debt at March 31, 2007 were $10.8 million compared to $11.5 million at December 31, 2006 and $12.9 million at March 31, 2006.  The Bank paid $600,000 during the first quarter of 2007 for a maturing loan.  The average rate on all FHLB borrowings is 4.34%.  The Company also has an obligation to pay interest and, at maturity, $4.1 million of principal on the “trust preferred securities” issued by Oregon Pacific Statutory Trust I and $215,000 on a note payable from its 2006 acquisition.

As a result of the acquisition of the local LPL Financial Services brokerage in January 2006, the Company has $356,000 of net intangible assets at March 31, 2007 compared to $377,000 at December 31, 2006.

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

Index

Net interest income on a tax-equivalent basis was $1,987,000 for the quarter ended March 31, 2007 compared to $2,050,000 for the same period in 2006 (see Table below). The $63,000 decrease was primarily due to increases in the rates of interest-bearing deposits and a decrease in the volume of interest-earning balances due from banks partially offset by an increase in the rates of loans. The increase in interest income of $96,000 was primarily due to a $69,000 increase from the higher rates earned from outstanding loans from the same period one year ago resulting from the rising interest rate environment over the past few years. The effective rate on interest-bearing liabilities for the quarter was 3.43% compared to 2.69% for the same period in 2006 which reflect rising interest rates primarily those paid on floating rate junior subordinated debentures and a shift of depositors to more time certificates.

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Three Months Ended Mar 31, 2007			Three Months Ended Mar 31, 2006			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)	$124,023	$2,689	8.67%	$121,100	$2,558	8.45%	$62	$69	$131
Investment securities
Taxable securities	5,573	48	3.45%	5,631	48	3.41%	(0)	0	0
Nontaxable securities (1)	5,437	86	6.35%	6,785	73	4.30%	(15)	28	13
Interest-earning balances due from banks	4,381	58	5.30%	9,655	106	4.39%	(58)	10	(48)
Total interest-earning assets	139,414	2,881	8.27%	143,171	2,785	7.78%	(11)	108	96

Cash and due from banks	3,932			4,774
Premises and equipment, net	7,472			5,239
Other real estate	0			0
Loan loss allowance	(1,861)			(1,872)
Other assets	2,870			4,476

Total assets	$151,827			$155,788

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$55,486	$330	2.38%	$59,102	$248	1.68%	$(15)	$97	$82
Time deposit and IRA accounts	33,741	362	4.29%	33,324	280	3.36%	4	78	82
Borrowed funds	15,148	202	5.33%	16,706	207	4.96%	(19)	14	(5)
Total interest-bearing liabilities	104,375	894	3.43%	109,132	735	2.69%	(31)	190	159
Noninterest-bearing deposits	31,945			32,774
Other liabilities	3,488			3,645
Total liabilities	139,808			145,551
Shareholders’ equity	12,019			10,237

Total liabilities and share-holders’ equity	$151,827			$155,788

Net interest income		$1,987			$2,050		$20	$(82)	$(63)

Net interest spread			4.84%			5.09%

Net interest expense to average earning assets			2.57%			2.05%

Net interest margin			5.70%			5.73%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2) Loans held for sale are excluded and non-accrual loans are included in the average balance

Index

Provision for Loan Losses

No provision was recorded for the three months ended March 31, 2007 compared to $26,000 in the same period in 2006.  The allowance for loan losses at March 31, 2007 was 1.5% of gross loans, the same as December 31, 2006.  Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at March 31, 2007.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, collateral, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $11,000 or 1.6% for the three months ended March 31, 2007 as compared to the same period in 2006.

	Three months ended
	March 31,
	2007	2006	$ Change	% Change

Service charges and fees	$218,674	$250,393	$(31,719)	-12.7%
Trust fee income	173,393	159,043	$14,350	9.0%
Mortgage loan sales and servicing fees, net	111,751	125,924	$(14,173)	-11.3%
Investment sales commissions	100,278	91,288	$8,990	9.8%
Other income	45,719	34,046	$11,673	34.3%

	$649,815	$660,694	$(10,879)	-1.6%

The decrease primarily was the result of the a decrease of service charges and fees ($32,000) due to lower overdraft fee income and decreased mortgage loan sales ($14,000) partially offset by an increase in Trust fee income ($14,000).

Noninterest Expense

Noninterest expense decreased $34,000 or 9.8% for the three months ended March 31, 2007 from the same period one year ago.

	Three months ended
	March 31,
	2006	2006	$ Change	% Change

Salaries and benefits	$1,196,149	$1,231,546	$(35,397)	-2.9%
Occupancy expense	217,164	225,247	$(8,083)	-3.6%
Outside services	193,988	168,154	$25,834	15.4%
Securities and trust department expenses	81,247	60,382	$20,865	34.6%
Other expenses	248,842	285,579	$(36,737)	-12.9%

	$1,937,390	$1,970,908	$(33,518)	-1.7%

Noninterest expenses changed in all categories, both up and down but overall were down by more than $33,000 due to unfilled staff positions.  The largest percentage change was from the Securities and Trust Departments which were changes from one-time expenses.

Provision for Income Taxes

The provision for income taxes at both March 31, 2007 and 2006 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  The Bank's liquidity position increased somewhat during the quarter ended March 31, 2007 as deposit growth exceeded the loan growth volume. As a result, during the quarter, the loan-to-deposit ratio loosened and fell slightly to 98% at March 31, 2007. Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of March 31, 2007, the Bank had $7.1 million in such funds compared to $3.0 million at December 31, 2006.  Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At March 31, 2007, the Bank’s leverage and total risk-based ratios were 10.40% and 13.20% respectively, which exceed the well-capitalized threshold.

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

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of senior management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive.  The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity.  ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.  The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company’s market risk exposure since December 31, 2006.

Item 4.	Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2007, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

Index

(b)
Changes in Internal Controls: In the quarter ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

There are no material changes to the risk factors disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

Index

Item 2.	Unregistered sales of equity securities and use of proceeds.

In August 2006 the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends.  During 2006, 83 shares were sold at an average price of $12.16 per share as part of the new Plan.  No such sales were made in the first quarter of 2007.

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

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

              _________________
**  Filed herewith.

(b)	On February 9, 2007 a Form 8-K was filed under items 2.02 and 9.01 announcing 2006 fourth quarter and year earnings.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on May 14, 2007.

OREGON PACIFIC BANCORP

By:	/s/ James P. Clark

James P. Clark
President, Chief Executive Officer
And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Secretary
(Principal Financial Officer)