Form 10-Q
period 2007-06-30
OREGON PACIFIC BANCORP
filed 2007-08-14
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes ☐    No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of July 31, 2007, was 2,208,491.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	JUNE 30, 2007	DECEMBER 31, 2006

Cash and cash equivalents	$3,701,765	$4,473,047
Interest-bearing deposits in banks	4,761,088	2,986,418
Available-for-sale securities, at fair value	9,712,353	10,297,348
Restricted equity securities	1,023,550	1,023,100
Loans held-for-sale	94,638	152,095
Loans, net of allowance for loan losses and deferred fees	122,406,051	121,066,553
Premises & equipment, net	8,241,759	6,986,301
Intangible assets, net	335,800	377,200
Accrued interest and other assets	2,548,710	3,943,232

Total assets	$152,825,714	$151,305,294

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$32,548,521	$32,942,095
Interest-bearing demand deposits	40,188,564	39,953,529
Savings deposits	15,670,201	15,588,636
Time certificate accounts:
$100,000 or more	17,062,960	16,543,011
Other time certificate accounts	17,889,563	15,583,499

Total deposits	123,359,809	120,610,770

Federal Home Loan Bank borrowings and other debt	9,244,972	11,479,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,368,766	2,294,717
Accrued interest and other liabilities	1,018,528	895,168

Total liabilities	140,116,075	139,404,461

Stockholders' equity
Common stock, no par value, 10,000,000 shares authorized with 2,208,491 and 2,187,349 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,289,593	5,100,037
Undivided profits	7,438,055	6,795,987
Accumulated other comprehensive (loss) income, net of tax	(18,009)	4,809

Total stockholders' equity	12,709,639	11,900,833

Total liabilities and stockholders' equity	$152,825,714	$151,305,294

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$2,897,556	$2,584,232	$5,586,406	$5,141,779
Interest on investment securities:
U.S. Teasuries and agencies	40,397	36,905	77,195	73,703
State and political subdivisions	57,429	74,288	116,586	149,512
Corporate and other investments	16,751	15,782	25,177	24,256
Interest on deposits in banks	91,111	128,644	149,529	234,599

Total interest income	3,103,244	2,839,851	5,954,893	5,623,849

INTEREST EXPENSE
Interest-bearing demand deposits	305,981	267,595	609,589	490,381
Savings deposits	27,960	27,125	54,634	52,279
Time deposits	387,240	281,074	749,323	561,486
Other borrowings	207,128	212,679	409,155	419,708

Total interest expense	928,309	788,473	1,822,701	1,523,854

Net interest income	2,174,935	2,051,378	4,132,192	4,099,995

PROVISION FOR LOAN LOSSES	-	-	-	26,000

Net interest income after provision for loan losses	2,174,935	2,051,378	4,132,192	4,073,995

NONINTEREST INCOME
Service charges and fees	235,186	261,021	453,860	511,414
Trust fee income	176,102	165,149	349,495	324,192
Investment sales commissions	106,774	120,529	207,052	211,817
Mortgage loan sales and servicing fees	104,389	119,660	216,140	245,584
Other income	49,538	39,334	95,257	73,380

Total noninterest income	671,989	705,693	1,321,804	1,366,387

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NONINTEREST EXPENSE
Salaries and benefits	$1,250,589	$1,217,327	$2,446,738	$2,448,873
Occupancy	212,267	226,123	429,431	454,403
Supplies	48,166	40,109	88,208	80,269
Postage and freight	30,520	28,939	54,048	49,810
Outside services	174,482	178,142	368,470	346,296
Advertising	15,010	15,897	34,997	30,373
Loan collection expense	14,226	5,356	26,766	25,041
Securities and trust department expenses	84,050	82,253	165,297	139,602
Other expenses	197,046	188,508	349,792	378,895

Total noninterest expense	2,026,356	1,982,654	3,963,747	3,953,562

INCOME BEFORE INCOME TAXES	820,568	774,417	1,490,249	1,486,820

PROVISION FOR INCOME TAXES	299,544	276,188	540,729	528,009

NET INCOME	521,024	498,229	949,520	958,811

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss) arising during the period, net of tax	(29,333)	(35,234)	(22,818)	(71,922)

COMPREHENSIVE INCOME	$491,691	$462,995	$926,702	$886,889

EARNINGS PER SHARE OF
COMMON STOCK
Basic earnings per share	$0.24	$0.23	$0.43	$0.44
Diluted earnings per share	$0.24	$0.23	$0.43	$0.44

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	2,206,559	2,177,178	2,198,406	2,174,052
Diluted	2,209,855	2,185,702	2,204,089	2,182,414

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Undivided	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Profits	Income (Loss)	Equity

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock for 2005	1,686	20,000	-	-	20,000

Sale of nonregistered stock	83	1,009	-	-	1,009

Stock-based compensation	-	15,251	-	-	15,251

Exercise of stock options	4,212	22,500	-	-	22,500

Cash dividends paid	-	-	(383,566)	-	(383,566)

Dividends reinvested in stock	15,362	182,549	(182,549)	-	-

Net income and comprehensive income	-	-	1,986,037	(23,629)	1,962,408

Balance, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

Exercise of stock options	13,793	99,999	-	-	99,999

Stock-based compensation	-	796	-	-	796

Cash dividends paid	-	-	(218,691)	-	(218,691)

Dividends reinvested in stock	7,349	88,761	(88,761)	-	-

Net income and comprehensive income	-	-	949,520	(22,818)	926,702

Balance, June 30, 2007	2,208,491	$5,289,593	$7,438,055	$(18,009)	$12,709,639

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$949,520	$958,811
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	303,836	290,504
Provision for loan losses	-	26,000
Stock-based compensation	796	7,626
Net change in mortgage loans held-for-sale	57,457	257,115
Loss on disposition of premises, equipment, and other real estate	7,650	-
Net decrease (increase) in accrued interest and other assets	1,409,124	(175,686)
Net increase (decrease) in accrued interest and other liabilities	197,409	(396,554)

Net cash from operating activities	2,925,792	967,816

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	1,540,000	690,000
Purchases of available-for-sale securities	(1,000,000)	-
Purchase of restricted equity securities	(450)	-
Net increase in interest-bearing deposits in banks	(1,774,670)	(665,075)
Loans originated, net of principal repayments	(1,339,498)	(2,877,289)
Purchase of premises and equipment	(1,517,969)	(571,183)
Purchase of brokerage firm	-	(140,000)

Net cash from investing activities	(4,092,587)	(3,885,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposit accounts	(76,974)	7,407,167
Net increase (decrease) in time deposits	2,826,013	(2,412,072)
Proceeds from Federal Home Loan Bank borrowings	1,500,000	1,522,000
Repayment of Federal Home Loan Bank borrowings	(3,842,168)	(1,927,500)
Change in debt from purchase of brokerage firm	107,334	(322,000)
Proceeds from exercise of common stock options	99,999	22,500
Stock bonuses granted	-	20,000
Cash dividends paid	(218,691)	(167,195)

Net cash from financing activities	395,513	4,464,900

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(771,282)	1,547,169

CASH AND CASH EQUIVALENTS, beginning of period	$4,473,047	$5,018,838

CASH AND CASH EQUIVALENTS, end of period	$3,701,765	$6,566,007

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$88,761	$93,472

Change in fair value of AFS securities, net of tax	$(22,818)	$(71,922)

See accompanying notes

Index

Oregon Pacific Bancorp
Notes to Consolidated Financial Statements
June 30, 2007
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the six months ended June 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2006 Annual Report to Shareholders.

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

Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of June 30, 2007.
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2007:

U.S. Treasury and agencies	$4,000,000	$-	$(45,000)	$3,955,000
State and political subdivisions	5,295,348	36,350	(22,531)	$5,309,167
Corporate notes	447,020	1,166	-	$448,186

	$9,742,368	$37,516	$(67,531)	$9,712,353

December 31, 2006:
U.S. Treasury and agencies	$4,000,000	$-	$(50,937)	$3,949,063
State and political subdivisions	5,837,779	65,221	(10,156)	$5,892,844
Corporate notes	451,554	3,887	-	$455,441

	$10,289,333	$69,108	$(61,093)	$10,297,348

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

Index

Note 3 – Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At June 30, 2007, the Company’s related loan balances serviced by the Company for others totaled $90.2 million.

The following summarizes the Company’s activity related to mortgage servicing rights for the six months ended June 30, 2007 and 2006:

Mortgage Servicing Rights at June 30,	2007	2006

Balance at beginning of year	$763,203	$808,709
Additions	29,376	61,724
Amortization	(73,483)	(63,659)

Balance at June 30,	$719,096	$806,774
MSR as a % of serviced portfolio	0.80%	0.85%

For the six months ended June 30, 2007 and 2006 there were no impairment charges recorded.

Note 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	JUN. 30, 2007	DEC. 31, 2006

Real estate	$20,563,992	$20,684,978
Commercial	96,946,879	94,899,657
Installment	6,831,624	7,670,400
Overdrafts	245,556	36,279

Total Loans	124,588,051	123,291,314
Less allowance for loan losses	(1,849,366)	(1,861,221)
Less deferred loan fees	(332,634)	(363,540)
Loans, net of allowance for loan losses and deferred loan fees	$122,406,051	$121,066,553

Changes in the allowance for loan losses were as follows for the six-months ended:

	JUN. 30, 2007	JUN. 30, 2006

Balance, beginning of period	$1,861,221	$1,858,185
Provision for loan losses	-	26,000
Loans charged off	(12,855)	-
Loan recoveries	1,000	-

Balance, end of period	$1,849,366	$1,884,185

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  Loans in the amount of $260,000 and $215,000 were on nonaccrual status at June 30, 2007 and December 31, 2006.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either June 30, 2007 or December 31, 2006.

Index

Note 5 – Earnings per Share of Common Stock

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

Note 6 – Stock-based compensation

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

The Company’s recognized expenses of $360 and $3,800 before income taxes for the three months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, the Company had 6,204 nonvested options outstanding and there was $13,900 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2011.

The following table summarizes information about the stock options outstanding at June 30, 2007:

Options	Shares	Weighted Average Exercise Price ($)	Weighted Avg. Remaining Contractual Term ( in yrs.)	Aggregate Intrinsic Value ($)

Outstanding at January 1, 2007	34,272	8.83
Granted	-
Exercised	(13,793)	7.25
Forfeited	(2,110)	11.85
Outstanding at June 30, 2007	18,369	9.66	3.42	38,323
Vested at June 30, 2007	12,165	6.86	2.31	38,944
Exercisable at June 30, 2007	7,397	6.42	2.12	39,421

No options were exercised during the quarter ended June 30, 2007.  The total intrinsic value of options exercised during both the three and six month periods ended June 30, 2007 was $64,137.  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $19,994 and $29,505, respectively.

Note 7 – Business Combinations

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

Index

Note 8 – Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company.

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

Note 9 – Subsequent Events

On July 27, 2007, the Board of Directors approved and adopted a stock repurchase program authorizing the Company to repurchase up to $500,000 of its outstanding common stock.  Under the repurchase program, the Company will purchase shares from time to time in the open market, depending on market price and other considerations. The timing of purchases and the prices to be paid will be at the discretion of management. The repurchase program is intended to be structured to conform with the safe harbor provisions of Securities and Exchange Commission Rule 10b-18.

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

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. Also see footnote 3 above.

Overview

Effective January 1, 2003 through a Plan of Share Exchange approved by Bank shareholders on December 19, 2002, Oregon Pacific Bancorp ("Bancorp"), an Oregon corporation and financial bank holding company, became the holding company of Oregon Pacific Bank (the "Bank") (collectively, the “Company”).  The Company is headquartered in Florence, Oregon.

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

The Company reported net income of $521,000, or $0.24 per diluted share, for the quarter ended June 30, 2007.  This compares to Bank income of $498,000, or $0.23 per diluted share, for the same three month period in the prior year for an increase of 4.6%.  Income for the six month period ended June 30, 2007 was $950,000 or $0.43 per diluted share compared to $959,000 or $0.44 per diluted share in the prior year, a decrease of 0.9%.  The increase in the second quarter in income is primarily due to increased net interest income while first quarter’s decrease from prior year caused the slight year-to-date decrease; see Table on page 14.

Index

Financial Condition

Total assets at June 30, 2007 were $152,826,000 compared to $151,305,000 at December 31, 2006, an increase of $1,521,000 (1.0%).  The increase was due primarily to increased new loans ($1.34 million) and was funded by increases in deposits, primarily certificates of deposit ($2.83 million).   The increase in premises and equipment results from the new financial center built behind the Florence main branch that was finished and occupied in April 2007 at a total cost of $3.2 million.  It houses the commercial and real estate mortgage lending activities, loan servicing, the Trust and Asset Management Department, and the brokerage or Investment Department.

Stockholders’ equity at June 30, 2007 was $12,710,000, an increase of $809,000 from December 31, 2006.  This change resulted from consolidated net income partially offset by cash dividends paid ($219,000).

The net loan portfolio at June 30, 2007 increased $1.34 million to $122.4 million compared to $121.1 million at December 31, 2006 and increased $1.57 million from June 30, 2006 when the portfolio was $120.8 million. See Note 4 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank at June 30, 2007 were $9.0 million compared to $11.5 million at December 31, 2006 and $12.6 million at June 30, 2006.  The Bank borrowed $1.5 million during the second quarter of 2007 and paid off $3.0 million of matured or called loans in the second quarter.  The rate on the new borrowings was 4.455% and the average rate on all borrowings at June 30, 2007 is 4.40%.  The Company also has an obligation to pay interest and, at maturity, principal of $4.1 million on the floating rate Junior Subordinated Deferrable Interest Debentures held by Oregon Pacific Statutory Trust I, and a $215,000 note payable from its 2006 acquisition.

As a result of the acquisition of the local LPL Financial Services brokerage in January 2006, the Company has $336,000 of net intangible assets compared to $377,000 at December 31, 2006.  The change in intangible assets is related to amortization recognized during the period.

Accrued interest and other assets at December 31, 2006 included a $1.2 million receivable for the sale of an SBA guaranteed loan.  No such amounts existed at June 30, 2007.

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

Net interest income on a tax-equivalent basis was $4,209,000 for the two quarters ended June 30, 2007 compared to $4,178,000 for the same period in 2006 (see Table below).  The $31,000 increase was due to increases in both the volume and rates of loans partially offset by an increase in the cost of funds and a small increase in the volume of time certificates plus a decrease in the amount of interest-earning balances at banks. The increase in interest income of $330,000 was primarily due to a $363,000 increase from the increase in average loan rates earned from the same period one year as a result of the rising interest rate environment over the past few years. The effective rate on interest-bearing liabilities for the quarter was 3.48% compared to 2.81% for the same period in 2006 which reflect those rising interest rates and a shift of depositors to more time certificates.

Index

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Six Months Ended Jun 30, 2007			Six Months Ended Jun 30, 2006			Increase (Decrease)
	Average	Interest Income or	Average Yield or	Average	Interest Income or	Average Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)	$123,569	$5,586	9.04%	$121,248	$5,142	8.48%	$98	$346	$444
Investment securities
Taxable securities	5,573	102	3.66%	5,592	98	3.51%	(0)	4	4
Nontaxable securities (1)	5,331	177	6.65%	6,726	227	6.76%	(47)	(3)	(50)
Interest-earning balances due from banks	5,645	150	5.31%	10,100	235	4.65%	(104)	19	(85)
Total interest-earning assets	140,118	6,015	8.59%	143,666	5,702	7.94%	(53)	366	313

Cash and due from banks	4,029			4,814
Premises and equipment, net	7,788			5,331
Other real estate	0			0
Loan loss allowance	(1,858)			(1,878)
Other assets	3,084			4,513

Total assets	$153,161			$156,446

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$55,094	$665	2.41%	$59,589	$543	1.82%	$(41)	$163	$122
Time deposit and IRA accounts	34,236	749	4.38%	32,179	561	3.49%	36	152	188
Borrowed funds	15,331	409	5.34%	16,676	420	5.04%	(34)	23	(11)
Total interest-bearing liabilities	104,661	1,823	3.48%	108,444	1,524	2.81%	(39)	338	299
Noninterest-bearing deposits	32,730			34,161
Other liabilities	3,514			3,249
Total liabilities	140,905			145,854
Shareholders’ equity	12,256			10,592

Total liabilities and share-holders’ equity	$153,161			$156,446

Net interest income		$4,192			$4,178		$(14)	$28	$14

Net interest spread			5.10%			5.13%

Net interest expense to average earning assets			2.60%			2.12%

Net interest margin			5.98%			5.82%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2)	Nonaccrual loans and mortgage loans held for sale are included in the average balance.

Index

Provision for Loan Losses

No provision was recorded for the six months ended June 30, 2007 compared to $26,000 in the same period in 2006.  The allowance for loan losses at June 30, 2007 was 1.5% of gross loans, the same as December 31, 2006.  Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at June 30, 2007.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, collateral, concentrations, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $50,000 or 7.1% for the three months and $61,000 or 4.5% for the six months ended June 30, 2007 as compared to the same periods in 2006.

The decrease was primarily the result of the decrease of mortgage loan sales as the housing market has slowed and mortgage rates have increased plus the decrease of service charges and fees due to lower overdraft fee income.

Noninterest Expense

Noninterest expense increased $44,000 or 2.2% for the three months and $10,000 or 0.3% for the six months ended June 30, 2007 from the same periods one year ago.

	Three months ended June 30,
	2007	2006	$ Change	% Change

Service charges and fees	$235,186	$261,021	$(25,835)	-9.9%
Trust fee income	176,102	165,149	10,953	6.6%
Investment sales commissions	106,774	120,529	(13,755)	-11.4%
Mortgage loan sales and servicing fees, net	87,711	119,660	(31,949)	-26.7%
Other income	49,538	39,334	10,204	25.9%

	$655,311	$705,693	$(50,382)	-7.1%

	Six months ended June 30,
	2007	2006	$ Change	% Change

Service charges and fees	$453,860	$511,414	$(57,554)	-11.3%
Trust fee income	349,495	324,192	25,303	7.8%
Investment sales commissions	207,052	211,817	(4,765)	-2.2%
Mortgage loan sales and servicing fees, net	216,140	245,584	(29,444)	-12.0%
Other income	95,257	73,380	21,877	29.8%

	$1,321,804	$1,366,387	$(44,583)	-3.3%

The decrease was primarily the result of the decrease of mortgage loan sales as the housing market has slowed and mortgage rates have increased plus the decrease of service charges and fees due to lower overdraft fee income.

Noninterest Expense

Noninterest expense increased $44,000 or 2.2% for the three months and $10,000 or 0.3% for the six months ended June 30, 2007 from the same periods one year ago.

Index

	Three months ended June 30,
	2007	2006	$ Change	% Change

Salaries and benefits	$1,250,589	$1,217,327	$33,262	2.7%
Occupancy expense	212,267	226,123	(13,856)	-6.1%
Outside services	174,482	178,142	(3,660)	-2.1%
Securities and trust department expenses	84,050	82,253	1,797	2.2%
Other expenses	304,968	278,809	26,159	9.4%

	$2,026,356	$1,982,654	$43,702	2.2%

	Six months ended June 30,
	2007	2006	$ Change	% Change

Salaries and benefits	$2,446,738	$2,448,873	$(2,135)	-0.1%
Occupancy expense	429,431	454,403	(24,972)	-5.5%
Outside services	368,470	346,296	22,174	6.4%
Securities and trust department expenses	165,297	139,602	25,695	18.4%
Other expenses	553,811	564,388	(10,577)	-1.9%

	$3,963,747	$3,953,562	$10,185	0.3%

Most of the change for the three months ended is attributable to pay increases as well as increases in postage and business development expenses.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  The Bank's liquidity position increased fairly significantly during the two quarters ended June 30, 2007 as deposit growth exceeded the loan growth volume. As a result, during the first six months, the loan-to-deposit ratio loosened and fell slightly to 99% at June 30, 2007.  Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of June 30, 2007, the Bank had $4.8 million in such funds compared to $3.0 million at December 31, 2006.  Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.9 million during the six months ended June, 2007. The principal sources of cash provided by operating activities were net income and a decrease in accounts receivable for a loan sold prior to December 31, 2006. Net cash of $4.1 million used in investing activities consisted principally of $1.3 million of net loan growth, $1.5 million of purchases of premises and equipment, and $1.7 million increase in interest-bearing deposits in banks.  The $396,000 of cash provided by financing activities primarily consisted of a $2.8 million increase in demand deposit accounts, partly offset by a net $2.2 million pay down of FHLB borrowings.

Index

For purposes of determining a bank’s capital adequacy, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At June 30, 2007, the Bank’s leverage and total risk-based ratios were 10.58% and 13.64%, respectively, which exceed the well-capitalized threshold.

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

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2007, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered sales of equity securities and use of proceeds.

None.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

The Annual Meeting of Stockholders was held on April 26, 2007.  There were 2,190,858 shares of common stock that could be voted, and 1,471,823 shares present at the meeting by holders thereof by proxy, which constituted a quorum.  The following is a summary of the results of the vote:

Index

Vote for the election of Directors:

Nominees	Term	Votes:	For	Withheld

James P. Clark	Three Years		1,455,845	15,978
Thomas K. Grove	Three Years		1,361,381	110,442
Robert R King	Three Years		1,439,410	32,413
Jon Thompson	Three Years		1,455,845	15,978

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

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

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

           _________________
**  Filed herewith.

(b)	On February 10, 2007 a Form 8-K was filed under items 2.02 and 9.01 announcing 2006 fourth quarter and year earnings.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on August 14, 2007.

OREGON PACIFIC BANCORP

By:	/s/ James P. Clark

James P. Clark
President, Chief Executive Officer
And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg
Joanne Forsberg
Chief Financial Officer and Secretary
(Principal Financial Officer)