Form 10-Q
period 2007-09-30
OREGON PACIFIC BANCORP
filed 2007-11-15
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of October 31, 2007, was 2,206,794.

OREGON PACIFIC BANCORP

INDEX

Part I.	Financial Information

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2007	2006

Cash and cash equivalents	$3,797,570	$4,473,047
Interest-bearing deposits in banks	9,941,511	2,986,418
Available-for-sale securities, at fair value	9,506,815	10,297,348
Restricted equity securities	1,023,550	1,023,100
Loans held-for-sale	360,784	152,095
Loans, net of allowance for loan losses and deferred fees	119,252,960	121,066,553
Premises & equipment, net	8,143,028	6,986,301
Intangible assets, net	315,100	377,200
Accrued interest and other assets	2,864,658	3,943,232

Total assets	$155,205,976	$151,305,294

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$37,133,790	$32,942,095
Interest-bearing demand deposits	35,934,659	39,953,529
Savings deposits	15,022,234	15,588,636
Time certificate accounts:
$100,000 or more	18,254,934	16,543,011
Other time certificate accounts	17,296,857	15,583,499

Total deposits	123,642,474	120,610,770

Federal Home Loan Bank borrowings and other debt	10,731,222	11,479,806
Floating rate Junior Subordinated Deferrable Interest
Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,391,153	2,294,717
Accrued interest and other liabilities	1,179,254	895,168

Total liabilities	142,068,103	139,404,461

Stockholders' equity

Common stock, no par value, 10,000,000 shares authorized with 2,206,794 and 2,187,349 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,274,510	5,100,037
Undivided profits	7,841,341	6,795,987

Accumulated other comprehensive income, net of tax	22,022	4,809

Total stockholders' equity	13,137,873	11,900,833

Total liabilities and stockholders' equity	$155,205,976	$151,305,294

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$2,831,558	$2,857,354	$8,417,964	$7,999,133
Interest on investment securities:
U.S. Treasuries and agencies	42,828	37,244	120,023	110,947
State and political subdivisions	61,002	71,040	177,588	220,552
Corporate and other investments	7,680	7,872	32,857	32,128
Interest on deposits in banks	96,295	112,981	245,824	347,580

Total interest income	3,039,363	3,086,491	8,994,256	8,710,340

INTEREST EXPENSE
Interest-bearing demand deposits	295,990	325,055	905,579	815,436
Savings deposits	31,301	28,572	85,935	80,851
Time deposits	393,953	304,193	1,143,276	865,679
Other borrowings	206,297	201,998	615,452	621,706

Total interest expense	927,541	859,818	2,750,242	2,383,672

Net interest income	2,111,822	2,226,673	6,244,014	6,326,668

PROVISION FOR LOAN LOSSES	-	-	-	26,000

Net interest income after
provision for loan losses	2,111,822	2,226,673	6,244,014	6,300,668

NONINTEREST INCOME
Service charges and fees	252,672	236,491	706,532	747,905
Trust fee income	180,710	177,885	530,205	502,077
Investment sales commissions	108,777	100,530	315,829	312,347
Mortgage loan sales and servicing fees	96,781	102,005	312,921	347,589
Other income	68,701	51,083	163,958	124,463

Total noninterest income	707,641	667,994	2,029,445	2,034,381

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NONINTEREST EXPENSE
Salaries and benefits	$1,235,635	$1,265,594	$3,682,373	$3,714,467
Occupancy	224,912	227,108	654,343	681,511
Supplies	43,417	49,557	131,625	129,826
Postage and freight	22,811	27,005	76,859	76,815
Outside services	225,482	178,482	593,952	524,778
Advertising	19,047	33,007	54,044	63,380
Loan collection expense	12,383	48,804	39,149	73,845
Securities and trust department expenses	81,302	85,123	246,599	224,725
Other expenses	264,260	175,152	614,052	554,047

Total noninterest expense	2,129,249	2,089,832	6,092,996	6,043,394

INCOME BEFORE INCOME TAXES	690,214	804,835	2,180,463	2,291,655

PROVISION FOR INCOME TAXES	132,334	280,593	673,063	808,602

NET INCOME	557,880	524,242	1,507,400	1,483,053

OTHER COMPREHENSIVE INCOME
Unrealized holding gain/(loss)
arising during the period, net of tax	40,031	57,797	17,213	(14,125)

COMPREHENSIVE INCOME	$597,911	$582,039	$1,524,613	$1,468,928

EARNINGS PER SHARE OF
COMMON STOCK
Basic earnings per share	$0.25	$0.24	$0.68	$0.68
Diluted earnings per share	$0.25	$0.24	$0.68	$0.68

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	2,210,453	2,181,925	2,202,229	2,176,705
Diluted	2,212,679	2,191,395	2,206,618	2,184,979

See accompanying notes

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

Balance, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock for 2005	1,686	20,000	-	-	20,000

Sale of nonregistered stock	83	1,009	-	-	1,009

Stock-based compensation	-	15,251	-	-	15,251

Exercise of stock options	4,212	22,500	-	-	22,500

Cash dividends paid	-	-	(383,566)	-	(383,566)

Dividends reinvested in stock	15,362	182,549	(182,549)	-	-

Net income and comprehensive income	-	-	1,986,037	(23,629)	1,962,408

Balance, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

Exercise of stock options	14,833	105,001	-	-	105,001

Stock repurchased	(6,450)	(62,740)	-	-	(62,740)

Stock-based compensation	-	275	-	-	275

Cash dividends paid	-	-	(330,109)	-	(330,109)

Dividends reinvested in stock	11,062	131,937	(131,937)	-	-

Net income and comprehensive income	-	-	1,507,400	17,213	1,524,613

Balance, September 30, 2007	2,206,794	$5,274,510	$7,841,341	$22,022	$13,137,873

Index

OREGON PACIFIC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,507,400	$1,483,053
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	481,442	437,185
Provision for loan losses	-	26,000
Stock-based compensation	275	11,439
Net change in mortgage loans held-for-sale	(208,689)	471,379
Loss on disposition of premises, equipment, and other real estate	37,225	-
Net decrease (increase) in accrued interest and other assets	1,066,489	(181,270)
Net increase (decrease) in accrued interest and other liabilities	380,522	(231,139)

Net cash from operating activities	3,264,664	2,016,647

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	1,810,000	690,000
Purchases of available-for-sale securities	(1,000,000)	-
Purchase of restricted equity securities	(450)	-
Net (decrease) increase in interest-bearing deposits in banks	(6,955,093)	696,427
Loans originated, net of principal repayments	1,813,593	(7,389,816)
Purchase of premises and equipment	(1,611,028)	(1,075,604)
Proceeds from sales of premises and equipment	7,565	-
Purchase of brokerage firm	-	(138,000)

Net cash from investing activities	(5,935,413)	(7,538,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposit accounts	(393,577)	7,433,288
Net increase (decrease) in time deposits	3,425,281	(2,193,070)
Proceeds from Federal Home Loan Bank borrowings	3,000,000	1,200,000
Repayment of Federal Home Loan Bank and other borrowings	(3,855,918)	(2,441,250)
Repayment of debt from purchase of brokerage firm	107,334	-
Shares acquired in stock repurchase plan	(62,740)	-
Proceeds from exercise of common stock options	105,001	22,500
Stock bonuses granted	-	20,000
Cash dividends paid	(330,109)	(275,116)

Net cash from financing activities	1,995,272	4,088,352

NET DECREASE IN CASH AND CASH EQUIVALENTS	(675,477)	(1,433,994)

CASH AND CASH EQUIVALENTS, beginning of period	$4,473,047	$5,018,838

CASH AND CASH EQUIVALENTS, end of period	$3,797,570	$3,584,844

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$131,937	$138,145

Change in fair value of AFS securities, net of tax	$17,213	$(14,125)

See accompanying notes

Index

Oregon Pacific Bancorp
Notes to Consolidated Financial Statements
September 30, 2007
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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2006 Annual Report to Shareholders.

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

Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments as of September 30, 2007.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2007:

U.S. Treasury and agencies	$4,000,000	$1,250	$(10,313)	$3,990,937
State and political subdivisions	5,025,761	47,853	(2,966)	5,070,648
Corporate notes	444,351	879	-	445,230

	$9,470,112	$49,982	$(13,279)	$9,506,815

December 31, 2006:
U.S. Treasury and agencies	$4,000,000	$-	$(50,937)	$3,949,063
State and political subdivisions	5,837,779	65,221	(10,156)	5,892,844
Corporate notes	451,554	3,887	-	455,441

	$10,289,333	$69,108	$(61,093)	$10,297,348

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

Index

Note 3 – Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At September 30, 2007, the Company’s related loan balances serviced by the Company for others totaled $88.4 million.

The following summarizes the Company’s activity related to mortgage servicing rights for the nine months ended September 30, 2007 and 2006:

Mortgage Servicing Rights at September 30,	2007	2006

Balance at beginning of year	$763,203	$808,709
Additions	41,069	67,341
Amortization	(105,926)	(95,717)

Balance at September 30,	$698,346	$780,333
MSR as a % of serviced portfolio	0.79%	0.81%

For the nine months ended September 30, 2007 and 2006 there were no impairment charges recorded.

Note 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	SEPT. 30, 2007	DEC. 31, 2006

Real estate	$20,558,796	$20,616,479
Commercial	94,257,780	94,968,156
Installment	6,571,296	7,670,400
Overdrafts	35,390	36,279

Total Loans	121,423,262	123,291,314
Less allowance for loan losses	(1,852,196)	(1,861,221)
Less deferred loan fees	(318,106)	(363,540)
Loans, net of allowance for loan losses and deferred loan fees
	$119,252,960	$121,066,553

Changes in the allowance for loan losses were as follows for the nine months ended:

	SEPT. 30, 2007	SEPT. 30, 2006

Balance, beginning of period	$1,861,221	$1,858,185
Provision for loan losses	-	26,000
Loans charged off	(12,855)	-
Loan recoveries	3,830	-

Balance, end of period	$1,852,196	$1,884,185

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  Loans in the amount of $312,000 and $215,000 were on nonaccrual status at September 30, 2007 and December 31, 2006.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either September 30, 2007 or December 31, 2006.

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

The Company’s recognized expenses of $275 and $11,400 before income taxes for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, the Company had 6,204 nonvested options outstanding and there was $13,600 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2011.

The following table summarizes information about the stock options outstanding at September 30, 2007:

		Weighted	Weighted Avg.
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price ($)	Term ( in yrs.)	Value ($)

Outstanding at January 1, 2007	34,272	8.83
Granted	-
Exercised	(14,833)	7.08
Forfeited	(2,110)	11.85
Outstanding at September 30, 2007	17,329	9.95	3.17	19,807
Vested at September 30, 2007	11,125	7.10	1.95	19,807
Exercisable at September 30, 2007	6,357	6.42	1.64	19,807

There were options for 1,040 shares exercised during the quarter ended September 30, 2007.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $4,878 and $69,015, respectively.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $0 and $29,505, respectively.

Note 7 – Business Combinations

On January 3, 2006, the Bank acquired all of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  As a result of the acquisition, the Bank recorded $460,000 in intangible assets, which consist of a customer list and a non-compete agreement, which are amortized on a straight-line basis over the estimated lives of the asset, both of which are 60 months. The amortization of the non-compete agreement will begin at the end of a three-year employment contract. This acquisition was consistent with the Bank’s strategy to grow the Trust and Investment Department and provided an opportunity to increase the customer base in the area.

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

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management to assess the potential for impairment. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value.  Also see footnote 3 above.

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

The Company reported net income of $558,000, or $0.25 per diluted share, for the quarter ended September 30, 2007.  This compares to Bank income of $524,000, or $0.24 per diluted share, for the same three month period in the prior year for an increase of 6.5%.  Income for the nine month period ended September 30, 2007 was $1,507,000 or $0.68 per diluted share compared to $1,483,000 or $0.68 per diluted share in the prior year, an increase of 1.6%.  The increase in the third quarter in income is primarily due to a reduction in taxes payable for the year ending December 31, 2006 and the filing of amended tax returns for 2004 and 2005 reducing the current year tax provision by $104,000.  This change was caused by the Company’s coding errors on most tax-exempt interest loans causing subsequent errors in the reporting of same to the Internal Revenue Service.

Index

Financial Condition

Total assets at September 30, 2007 were $155,206,000 compared to $151,305,000 at December 31, 2006, an increase of $3,901,000 (2.6%).  The increase was due primarily to increased interest-bearing deposits in banks ($6.96 million) and was funded by increases in customer deposits, primarily demand deposits ($3.03 million), and decreases in the loan portfolio ($1.81million).  There also was an increase in premises and equipment resulting from the new financial center built behind the Florence main branch that was finished and occupied in April 2007 at a total cost of $3.2 million.  It houses the commercial and real estate mortgage lending activities, loan servicing, the Trust and Asset Management Department, and the brokerage or Investment Department.

Stockholders’ equity at September 30, 2007 was $13,138,000, an increase of $1,237,000 from December 31, 2006.  This change resulted primarily from consolidated net income partially offset by cash dividends paid ($330,000).

The net loan portfolio at September 30, 2007 decreased $1.81 million to $119.3 million compared to $121.1 million at December 31, 2006 due to real estate development loans coming to completion.  See Note 4 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank at September 30, 2007 were $10.7 million compared to $11.5 million at December 31, 2006.  The Bank borrowed $1.5 million during the third quarter of 2007 to replace loans that matured or were called in the second quarter.  The rate on the new borrowings was 4.74% and the average rate on all borrowings at September 30, 2007 is 4.45%.  The Company also has an obligation to pay interest and, at maturity, principal of $4.1 million on the floating rate Junior Subordinated Deferrable Interest Debentures held by Oregon Pacific Statutory Trust I, and a $215,000 note payable from its 2006 acquisition.

As a result of the acquisition of the local LPL Financial Services brokerage in January 2006, the Company has $315,000 of net intangible assets compared to $377,000 at December 31, 2006.  The change in intangible assets is related to amortization recognized during the period.

Accrued interest and other assets at December 31, 2006 included a $1.2 million receivable for the sale of an SBA guaranteed loan.  No such amounts existed at September 30, 2007.

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

Net interest income on a tax-equivalent basis was $6,335,000 for the three quarters ended September 30, 2007 compared to $6,441,000 for the same period in 2006 (see Table below).  The $106,000 decrease was due to an increase in cost of funds and a decrease in the volume of loans partially offset by an increase in the average rates earned on the loans portfolio. The increase in interest income of $261,000 was primarily due to a $373,000 increase from the increase in average loan rates earned from the same period one year as a result of loans upwardly repricing on repricing dates through August of this year. The effective rate on interest-bearing liabilities for the quarter was 3.52% compared to 2.93% for the same period in 2006 which reflect  depositors expectation for rising deposit rates and a shift of depositors to more time certificates.

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Nine Months Ended Sept. 30, 2007			Nine Months Ended Sept. 30, 2006			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)	$123,361	$8,418	9.10%	$122,657	$7,999	8.70%	$46	$373	$419
Investment securities
Taxable securities	5,609	152	3.61%	5,599	143	3.41%	0	9	9
Nontaxable securities (1)	5,239	270	6.86%	6,597	335	6.77%	(69)	4	(65)
Interest-earning balances due from banks	6,239	246	5.26%	9,575	348	4.85%	(121)	19	(102)
Total interest-earning assets	140,448	9,086	8.63%	144,428	8,825	8.15%	(144)	405	261

Cash and due from banks	4,062			4,542
Premises and equipment, net	7,904			5,483
Loan loss allowance	(1,855)			(1,880)
Other assets	3,082			4,316

Total assets	$153,641			$156,889

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$54,523	$992	2.43%	$60,861	$896	1.96%	$(93)	$189	$96
Time deposit and IRA accounts	34,444	1,143	4.42%	31,643	866	3.65%	77	200	277
Borrowed funds	15,167	616	5.42%	15,987	622	5.19%	(32)	26	(6)

Total interest-bearing liabilities	104,134	2,751	3.52%	108,491	2,384	2.93%	(48)	415	367
Noninterest-bearing deposits	33,436			34,333
Other liabilities	3,611			3,263
Total liabilities	141,181			146,087
Shareholders’ equity	12,460			10,802

Total liabilities and share- holders’ equity	$153,641			$156,889

Net interest income		$6,335			$6,441		$(96)	$(10)	$(106)

Net interest spread			5.10%			5.22%

Net interest expense to average earning assets			2.61%			2.20%

Net interest margin			6.01%			5.95%
_____
(1) Tax effective yield
(2) Excludes loans held for sale and includes non-accrual loans

Index

Provision for Loan Losses

No provision was recorded for the nine months ended September 30, 2007 compared to $26,000 in the same period in 2006.  The allowance for loan losses at September 30, 2007 was 1.5% of gross loans, the same as December 31, 2006.  Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at September 30, 2007.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, collateral, concentrations, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income increased $40,000 or 5.9% for the three months and decreased $5,000 or 0.2% for the nine months ended September 30, 2007 as compared to the same periods in 2006.

	Three months ended
	September 30,
	2007	2006	$ Change	% Change

Service charges and fees	$252,672	$236,491	$16,181	6.8%
Trust fee income	180,710	177,885	2,825	1.6%
Investment sales commissions	108,777	100,530	8,247	8.2%
Mortgage loan sales and servicing fees, net	96,781	102,005	(5,224)	-5.1%
Other income	68,701	51,083	17,618	34.5%

	$707,641	$667,994	$39,647	5.9%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change

Service charges and fees	$706,532	$747,905	$(41,373)	-5.5%
Trust fee income	530,205	502,077	28,128	5.6%
Investment sales commissions	315,829	312,347	3,482	1.1%
Mortgage loan sales and servicing fees, net	312,921	347,589	(34,668)	-10.0%
Other income	163,958	124,463	39,495	31.7%

	$2,029,445	$2,034,381	$(4,936)	-0.2%

The increase was for the three months ended September 30 was an increase in debit card fee income and an increase in merchant services income.   The decrease for the nine months ended September 30 was primarily a reduction in services fees for overdraft protection due to changes in the program in mid-2006.

Noninterest Expense

Noninterest expense increased $39,000 or 1.9% for the three months and $50,000 or 0.8% for the nine months ended September 30, 2007 from the same periods one year ago.

	Three months ended
	September 30,
	2007	2006	$ Change	% Change

Salaries and benefits	$1,235,635	$1,265,594	$(29,959)	-2.4%
Occupancy expense	224,912	227,108	(2,196)	-1.0%
Outside services	225,482	178,482	47,000	26.3%
Securities and trust department expenses	81,302	85,123	(3,821)	-4.5%
Other expenses	361,918	333,525	28,393	8.5%

	$2,129,249	$2,089,832	$39,417	1.9%

Index

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change

Salaries and benefits	$3,682,373	$3,714,467	$(32,094)	-0.9%
Occupancy expense	654,343	681,511	(27,168)	-4.0%
Outside services	593,952	524,778	69,174	13.2%
Securities and trust department expenses	246,599	224,725	21,874	9.7%
Other expenses	915,729	897,913	17,816	2.0%

	$6,092,996	$6,043,394	$49,602	0.8%

Most of the change for the three and nine months ended is attributable to increased data processing charges and other miscellaneous expenses.

Provision for Income Taxes

The provision for income taxes for both the three and nine months ended September 30, 2007 are lower than the same periods in 2006 as a result of the correction for tax-exempt interest noted above.  The provisions at both September 30, 2007 and 2006 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  The Bank's liquidity position increased fairly significantly during the two quarters ended September 30, 2007 as deposit growth exceeded the loan growth volume. As a result, during the first nine months, the loan-to-deposit ratio loosened and fell slightly to 96% at September 30, 2007.  Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of September 30, 2007, the Bank had $9.9 million in such funds compared to $3.0 million at December 31, 2006.  Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $3.3 million during the nine months ended September, 2007. The principal sources of cash provided by operating activities were net income and a decrease in accounts receivable for a loan sold prior to December 31, 2006. Net cash of $5.9 million used in investing activities consisted principally of $7.0 million increase in interest-bearing deposits in banks and $1.6 million of purchases of premises and equipment.  The $2.0 million of cash provided by financing activities primarily consisted of a $3.4 million increase in time deposit accounts, partly offset by a net $0.9 million pay down of FHLB borrowings.

For purposes of determining a bank’s capital adequacy, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At September 30, 2007, the Bank’s leverage and total risk-based ratios were 10.83% and 14.05%, respectively, which exceed the well-capitalized threshold.

Index

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

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of senior management plus one member of the board of directors, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive.  The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity.  ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.  The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company’s market risk exposure since December 31, 2006.

Item 4.	Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of September 30, 2007, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Index

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

Item 2.	Unregistered sales of equity securities and use of proceeds.

a.	None.
b.	None.
c.

			Total Number of	Maximum $
			of Shares	Remaining
			Purchased as	that May
	Total number	Average	Part of Publicly	be Used to
	of Shares	Price Paid	Announced	Repurchase
Period	Purchased (1)	per Share	Plan (2)	Stock
7/1/07 - 7/31/07	-	$-	-	500,000
8/1/07 - 8/31/07	1,900	$9.55	18,150	481,850
9/1/07 - 9/30/07	4550	$9.80	44,590	437,260

Total for quarter	6,450	$9.73	62,740

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Index

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

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

_________________
**  Filed herewith.

(b)
On February 10, 2007 a Form 8-K was filed under items 2.02 and 9.01 announcing 2006 fourth quarter and year earnings.  On July 27, 2007 a Form 8-K was filed under item 8.01 announcing a stock repurchase program.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on November 14, 2007.

OREGON PACIFIC BANCORP

By:	/s/ James P. Clark

James P. Clark
President, Chief Executive Officer
And Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Secretary (Principal Financial Officer)