Form 10-K
period 2007-12-31
OREGON PACIFIC BANCORP
filed 2008-03-28
CIK 1216128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity on March 14, 2008, was 2,216,752 shares of no par value common stock.

OREGON PACIFIC BANCORP
FORM 10-K

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

Technology-Based Products and Services.  The Bank uses both traditional and new technology to support its focus on personal service.  The Bank offers on-line, real-time Internet banking services through its dedicated website at http://www.opbc.com.  Additionally, the Bank offers “Banking on Call”, an interactive voice response system through which customers can check account balances and activity as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the four branch locations. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Consumer Loans.  Although the Bank does not actively solicit consumer loans, the Bank provides loans to individual borrowers, as a convenience to existing customers, for a variety of purposes including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

Senior Customer Services.  Since a significant portion of the Bank’s consumer market, especially in Florence, consists of senior citizens the Bank offers several special products and programs aimed at this group.  These include a reduced cost checking account and other products targeted to the senior market.  The Bank also services customers living at Spruce Point, an assisted living facility in Florence, via its mobile branch.

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

Investment Products.  Through an arrangement with a registered securities broker-dealer, an investment and brokerage service department under the assumed name “Oregon Pacific Financial Services” offers a wide range of financial products and consulting services to consumers in Florence at 1365 Highway 101 and at its Roseburg branch.  Mutual funds, traditional and Roth IRAs, corporate retirement accounts, tax deferred investments, and other retirement vehicles are available.

Trust and Asset Management Services.  The Bank operates a full service trust department located in Florence at 1365 Highway 101 and in Coos Bay.  Also a trust officer is available for appointments in Roseburg on a weekly basis.  The department functions as a trustee for irrevocable trusts, agent for living trusts and estate settlement, or custodian for self-directed IRAs.

Other Services.  Other services offered include safe deposit boxes in Florence; letters of credit; travelers’ checks; direct deposit of payroll, social security and dividend payments; and automatic payment of insurance premiums and mortgage loans.

LENDING ACTIVITIES

The Bank provides a broad range of real estate and commercial lending services.  Currently, the primary focus of the Bank’s lending activities involves commercial loans, including loans to professionals, real estate construction loans, and residential real estate financing, both for its own loan portfolio and for resale in the secondary market.

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

Commercial Loans.  The Bank offers customized loans to its commercial customers including operatingl lines of credit, equipment, accounts receivable, and inventory financing.  Commercial real estate loans are available for the construction, purchasing, and refinancing of commercial and rental properties.  A significant portion of the Bank’s loan portfolio consists of commercial loans.  Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan.  The Bank typically requires personal guarantees and secondary sources of repayment.  Most commercial loans are secured by real property, although such loans may finance other commercial activities.  Where warranted by the borrower’s overall financial condition, loans may be made on an unsecured basis.

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

EMPLOYEES

As of December 31, 2007, the Bank had 96 full-time equivalent employees, nearly unchanged from the prior year end.  None of the employees are represented by a collective bargaining group.  Management considers its relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

The Company began filing period and other required reports with the Securities and Exchange Commission in 2003.  These filings, including exhibits, may be accessed over the Internet through the website maintained by the Securities and Exchange Commission at http://www.sec.gov.  There is no Internet access to the Bank’s filings with the Federal Reserve Bank prior to 2003 available.

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

DEPOSIT INSURANCE

The deposits of Oregon Pacific Bank are insured by the Deposit Insurance Fund, as administered by the FDIC, to prescribed limits for each depositor.  The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank poses to the insurance fund. The FDIC has established a risk-based system assessment system to determine the deposit insurance assessment to be paid by insured depository institutions based upon capital levels and supervisory ratings assigned by the Bank’s primary federal regulator, and other risk measures.   The Bank’s had no insurance expense for 2007 after a one-time credit from the FDIC to offset assessments in 2007.  In addition, all federally insured institutions are required to pay assessments to the FDIC at an annual rate of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments cannot be offset with any one time credits and are expected to continue until the Financing Corporation bonds mature by 2019.  The Bank’s assessment for 2007 was $15,000.

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

-Management Assessment of Internal Controls.  The Act requires management to assess the effectiveness of the internal control structure and procedures for financial reporting.  It further requires independent attestation of that assessment by auditors.  As a non-accelerated filer, the Company will not have to comply with the rules requiring independent attestation until 2008.

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

2.  Interest Rate Risk and Variations in Market Interest Rates.  The Bank’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowing. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies. Fluctuations in interest rates may also affect the demand by customers for the Company’s products and services. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

4.  Regulation.  The Company and Bank are subject to government regulation that could limit or restrict its activities, which in turn could adversely impact operations. The financial services industry is regulated extensively.  Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit shareholders.  These regulations can sometimes impose significant limitations on the Company’s operations.  In addition, these regulations are constantly evolving and may change significantly over time.  Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s results to differ materially.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

			DATE	OWNED (O)
		SQUARE	OPENED OR	OR
LOCATION	ADDRESS	FEET	ACQUIRED	LEASED (L)
FULL SERVICE BANKING OFFICES:

Florence (Main Branch)	1355 Highway 101	12,896	1980	O

Florence (Safeway Branch)	700 Highway 101	475	1995	L

Roseburg	2555 NW Edenbower	9,731	2004	O

Coos Bay	915 S First Street	7,834	2003	O

OTHER OFFICES:

Financial Center	1365 Highway 101	16,937	2007	O

The Company’s office is located in the main branch of the Bank. The Financial Services building is west of the main office and houses the loan center, trust and asset management and the brokerage divisions. The lease for Florence’s Safeway branch includes multiple renewal options.  Land next to the Coos Bay property on which the customer parking lot is located is leased.  The Bank intends to purchase the land at the end of the lease in 2012 for $360,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to the vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Bancorp’s common stock, no par value, have been available for purchase and sale on the OTC Bulletin Board of NASDAQ, under the symbol “OPBP,” since January 1, 2003.  Prior to the formation of the Bancorp as the Bank’s holding company, Oregon Pacific Banking Company’s stock was traded on the same system under the symbol “OPBC.”  At February 19, 2008, the stock was held of record by approximately 443 shareholders which does not include beneficial owners whose shares are held in record names of brokers.

The following table sets forth the high and low sales information for the Company’s stock for each calendar quarter of 2006 and 2007 and through February 29, 2008.  The information was obtained from McAdams, Wright and Ragen, Inc. or Wedbush Morgan Securities, Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

COMMON STOCK HIGH AND LOW CLOSING BID
PERIOD	HIGH PRICE	LOW PRICE	CASH DIVIDENDS

January 1 – March 31, 2006	$12.75	$11.75	$0.06
April 1 – June 30, 2006	$13.00	$11.55	$0.06
July 1 – September 30, 2006	$12.75	$12.00	$0.07
October 1 – December 31, 2006	$12.35	$12.00	$0.07

January 1 – March 31, 2007	$12.50	$11.75	$0.07
April 1 – June 30, 2007	$11.80	$11.00	$0.07
July 1 – September 30, 2007	$11.85	$8.50	$0.07
October 1 – December 31, 2007	$10.25	$9.05	$0.08
January 1 – February 29, 2008	$11.95	$9.05	$0.08

       Bancorp paid cash dividends of $0.29 and $0.26 per share for the years 2007 and 2006, respectively.  Payment of dividends has been at the discretion of the Company’s Board of Directors. Any future decision regarding dividends will depend on future earnings, future capital needs, and the Company’s operating financial condition, among other factors.  Oregon law also generally prohibits dividends where the effect of paying them would be, in the judgment of the Board of Directors, to cause the Company to be unable to pay its debts as they become due in the usual course of business and if the Company’s total assets would not at least equal the sum of its total liabilities.

In July 2007, Bancorp approved a stock repurchase plan to repurchase up to $500,000 of stock. As of December 31, 2007, the Company had repurchased 6,450 shares of stock under this plan, at a total cost of $62,740 and an average price of $9.73 per share. The Company did not repurchase any stock in 2006.

In August 2004, the Board of Directors approved the Bancorp Amended Dividend Reinvestment Plan that permits the direct purchase of additional shares of Bancorp Common Stock for cash in addition to the automatic reinvestment of cash dividends.  There were no shares sold in 2007. During 2006, 83 shares were sold at an average price of $12.16 per share as part of the Plan.

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

Oregon Pacific Bancorp
Comparison of Five-Year Cumulative Total Stockholder Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	02/29/08
OPBP	$100.00	$97.72	$106.94	$176.32	$186.23	$141.37	$165.30
Nasdaq	$100.00	$148.94	$160.89	$163.95	$179.56	$194.01	$168.87
Nasdaq Bank Stocks	$100.00	$129.93	$144.21	$137.97	$153.15	$119.35	$111.99

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Oregon Pacific Bancorp (or Oregon Pacific Bank, as noted) at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Oregon Pacific Bancorp and Notes thereto.

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

INCOME STATEMENT DATA
Interest income	$11,904,992	$11,735,462	$9,974,657	$7,808,911	$7,112,283
Interest expense	3,669,794	3,278,853	2,282,774	1,483,995	1,554,368
Net interest income	8,235,198	8,456,609	7,691,883	6,324,916	5,557,915

Loan loss provision	120,000	26,000	215,000	(355,000)	170,000

Net interest income after provision for loan losses	8,115,198	8,430,609	7,476,883	6,679,916	5,387,915

Noninterest income	2,722,285	2,738,291	2,794,163	2,407,276	2,449,301
Noninterest expense	8,161,712	8,088,035	7,495,350	7,503,388	6,498,050
Income before provision for income taxes	2,675,771	3,080,865	2,775,696	1,583,804	1,339,166
Provision for income taxes	830,614	1,094,828	910,324	517,084	377,327

Net income	$1,845,157	$1,986,037	$1,865,372	$1,066,720	$961,839

	AS OF AND FOR THE YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

DIVIDENDS
Cash dividends declared and paid	$638,589	$566,115	$472,727	$414,470	$365,701
Ratio of dividends to net income	34.61%	28.50%	25.34%	38.85%	38.02%
Cash dividends per share	$0.30	$0.26	$0.22	$0.19	$0.17

PER SHARE DATA (1)
Basic earnings per common share	$0.84	$0.91	$0.87	$0.49	$0.45
Diluted earnings per common share	$0.84	$0.91	$0.86	$0.49	$0.45
Book value per common share	$6.05	$5.44	$4.74	$4.14	$3.97
Weighted average shares outstanding:
Basic	2,203,790	2,178,967	2,154,932	2,178,531	2,155,100
Diluted	2,207,486	2,187,870	2,162,826	2,180,609	2,156,802

BALANCE SHEET DATA
Investment securities	$9,805,501	$11,320,448	$12,666,657	$16,444,519	$17,844,388
Loans, net	$121,746,444	$121,066,553	$117,985,801	$108,707,038	$82,722,328
Total assets	$152,604,340	$151,305,294	$150,441,005	$138,248,887	$120,676,292
Total deposits	$120,992,414	$120,610,770	$121,329,256	$111,060,721	$97,464,404
Stockholders' equity	$13,371,888	$11,900,833	$10,263,231	$8,892,297	$8,635,558

SELECTED RATIOS
Return on average assets	1.20%	1.27%	1.27%	0.80%	0.83%
Return on average equity	14.58%	18.03%	21.62%	12.00%	11.21%
Net loans to deposits	100.62%	100.38%	97.24%	97.24%	97.88%
Net interest margin	5.95%	5.91%	5.42%	5.25%	5.34%
Efficiency ratio (1)	74.49%	72.25%	71.48%	71.48%	85.93%

ASSET QUALITY RATIOS
Reserve for loans losses to:
Ending total loans	1.58%	1.51%	1.53%	1.47%	1.49%
Nonperforming assets (2)	115.11%	865.58%	521.91%	1451.33%	13160.00%
Non-performing assets to ending total assets	1.12%	0.14%	0.24%	0.08%	0.00%
Net loan charge-offs to average loans	0.01%	0.02%	0.00%	-0.69%	0.03%

CAPITAL RATIOS (BANK)
Average stockholders’ equity to average assets	10.90%	9.67%	9.19%	9.53%	7.44%
Tier I capital ratio (3)	12.9%	11.9%	11.0%	10.5%	12.6%
Total risk-based capital ratio (4)	14.1%	13.2%	12.3%	11.8%	13.9%
Leverage ratio (5)	11.1%	10.1%	9.3%	8.9%	10.2%

___________________

(1)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.
(3)	Tier I capital divided by risk-weighted assets; federal minimum capital requirements are 4%.
(4)	Total capital divided by risk-weighted assets; federal minimum capital requirements are 8%.
(5)	Tier I capital divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2007, consolidated net income was $1,845,000, representing a decrease of 7.09% from net income of $1,986,000 earned during the year ended December 31, 2006.  Net income for 2006 was up 6.47% from net income of $1,865,000 earned during the year ended December 31, 2005. Diluted earnings per share were $0.84, $0.91, and $0.86 for the years ended December 31, 2007, 2006, and 2005, respectively.  Return on average assets was 1.20% for the year ended December 31, 2007, and 1.27% for both years ended December 31, 2006 and 2005.  Return on average equity was 14.58% for the year ended December 31, 2007, compared with 18.03% for the year ended December 31, 2006, and 21.62% for the year ended December 31, 2005.  The decrease in earnings for the year ended December 31, 2007 can be primarily attributed to increased rates for customer deposits and increased loan loss provision, partially offset by lower taxes.

Company assets grew from $151.31 million to $152.60 million, or 0.86% from year-end 2006 to 2007, and 0.57% from December 31, 2005 to December 31, 2006 from $150.44 million. Most of the growth was an increase in interest-bearing deposits in banks which grew $2.22 million to $5.21 million from $2.99 million.  Stockholders’ equity increased in 2007 while the Company paid 34.61% of income as cash dividends to stockholders.  While the growth in equity has lowered the return on average equity over the past three years, management believes the current level of equity will allow for future growth opportunities.

Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

(Dollars in Thousands)

Net income	$1,845	$1,986	$1,865	$1,067	$962
Average assets	153,579	$156,117	147,429	134,102	115,436
RETURN ON AVERAGE ASSETS	1.20%	1.27%	1.27%	0.80%	0.83%

Net income	$1,845	$1,986	$1,865	$1,067	$962
Average equity	12,657	11,015	8,628	8,889	8,578
RETURN ON AVERAGE EQUITY	14.58%	18.03%	21.62%	12.00%	11.21%

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

The allowance for loan losses is established to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio.  The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information.  As of December 31, 2007, approximately 88% of the Bank’s loan portfolio is secured by real estate and a significant decline in real estate values in Oregon would cause management to increase the allowance for loan losses.

The Company estimates the value of its mortgage servicing rights (“MSR”) on a quarterly basis  using a discounted cash flow model.    The Bank stratifies its MSR's based on the contractual maturity of the mortgage. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, and loan maturity. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio.  Comparison of the carrying value is made to recent industry sales to ensure carrying value is not more than a potential sales price.

Effective January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. This involves assumptions calculated using management’s best estimates at the time of the grant, which impacts the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the “Notes to Consolidated Financial Statements.”

Recent Accounting Pronouncements

Recently issued accounting pronouncements that could potentially impact the Bank are included in Note 1 of the “Notes to Financial Statements” (Item 8).

RESULTS OF OPERATIONS

Net Interest Income/Net Interest Margin

Net interest income, before the provision for loan loss, for the year ended December 31, 2007 was $8.24 million, a decrease of 2.62% compared to net interest income of $8.46 million in 2006, and an increase of 7.06% compared to net interest income of $7.69 million in 2005.  The overall tax-equivalent earning asset yield was 8.57% in 2007 compared to 8.17% in 2006 and 7.08% in 2005. For the same years, rates on interest-bearing liabilities were 3.54%, 3.04%, and 2.20%, respectively. The increasing rates were primarily due to outside economic factors creating pressure on interest yields and rates.

Total interest-earning assets averaged $140.31 million for the year ended December 31, 2007, compared to $145.43 million for the corresponding period in 2006.  The decrease was due to real estate development loans coming to completion or lots being sold.  By year end, loan balances had grown slightly over the prior year-end.

Interest-bearing liabilities averaged $103.69 million for the year ended December 31, 2007 compared to $107.69 million for the same period in 2006.  With slower loan growth the Bank didn’t attempt to match the soaring deposit rates, especially of certificates of deposits for otherwise non-customers, which competition had created.

Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 87.97% of average earning assets during 2007, compared to 86.30% in 2006 and 85.91% in 2005.  During the same periods, average yields on loans were 9.03% in 2007, 8.66% in 2006, and 7.47% in 2005. Investment securities plus interest-bearing balances at banks comprised 12.03% of average earning assets in 2007, which was down from 13.70% in 2006 and 14.09% in 2005. Tax equivalent interest yields on investment securities have ranged from 5.34% in 2007 to 5.21% in 2006 and 5.25% in 2005.

Interest cost, as a percentage of earning assets, increased to 2.61% in 2007, compared to 2.25% in 2006 and 1.66% in 2005.  Local competitive pricing conditions and funding needs for the Bank’s investments in loans have been the primary determinants of rates paid for deposits during these three years.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

	YEAR ENDED DECEMBER 31, 2007			YEAR ENDED DECEMBER 31, 2006			YEAR ENDED DECEMBER 31, 2005
		INTEREST	AVERAGE		INTEREST	AVERAGE		INTEREST	AVERAGE
	AVERAGE	INCOME OR	YIELDS OR	AVERAGE	INCOME OR	YIELDS OR	AVERAGE	INCOME OR	YIELDS OR
	BALANCE	EXPENSE	RATES	BALANCE	EXPENSE	RATES	BALANCE	EXPENSE	RATES
(dollars in thousands)
Interest-earning assets:
Loans (1),(3),(4)	$123,432	$11,141	9.03%	$125,504	$10,865	8.66%	$118,404	$8,842	7.47%
Investment securities
Taxable securities	5,624	219	3.89%	5,593	207	3.70%	6,728	256	3.80%
Nontaxable securities (2)	5,126	345	6.73%	6,524	424	6.50%	7,154	473	6.61%
Interest-earning balances due from banks	6,129	317	5.17%	7,806	384	4.92%	5,533	188	3.40%
Total interest-earning assets	140,311	12,022	8.57%	145,427	11,880	8.17%	137,819	9,759	7.08%

Cash and due from banks	4,047			3,901			4,680
Premises and equipment, net	7,957			6,781			5,100
Other real estate	-			-			-
Loan loss allowance	(1,855)			(1,868)			(1,829)
Other assets	3,119			1,876			1,659

Total assets	$153,579			$156,117			$147,429

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$53,813	$1,298	2.41%	60,248	$1,244	2.06%	$61,360	$793	1.29%
Time deposit and IRA accounts	34,767	1,547	4.45%	31,582	1,201	3.80%	27,275	792	2.90%
Borrowed funds	15,108	824	5.45%	15,862	834	5.26%	15,269	699	4.58%
Total interest-bearing liabilities	103,688	3,669	3.54%	107,692	3,279	3.04%	103,904	2,284	2.20%
Noninterest-bearing deposits	33,641			34,142			31,121
Other liabilities	3,593			3,268			3,776
Total liabilities	140,922			145,102			138,801
Shareholders’ equity	12,657			11,015			8,628

Total liabilities and share-holders’ equity	$153,579			$156,117			$147,429

Net interest income		$8,353			$8,601			$7,475

Net interest spread			5.03%			5.12%			4.88%

Net interest expense to average earning assets			2.61%			2.25%			1.66%

Net interest margin			5.95%			5.91%			5.42%

(1)	Includes nonaccrual loans and mortgage loans held for sale.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(3)	2005 excludes one-time interest repayment of $377,000 for a loan charged off in 1998 and recovered in 2005.
(4)	Interest income on loans includes loan fees of $1,065,000, $1,158,000, and $1,157,000, for 2007, 2006, and 2005, respectively.

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

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2007 OVER 2006			2006 OVER 2005			2005 OVER 2004
			NET			NET			NET
(dollars in thousands)	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE

Interest-earning assets:
Loans	$(179)	$455	$276	$574	$1,449	$2,023	$1,332	$536	$1,868
Investment securities:
Taxable securities	1	11	12	(43)	(6)	(49)	(84)	(82)	(166)
Nontaxable securities (1)	(91)	12	(79)	(42)	(7)	(48)	28	(19)	9
Interest-earning balances due from banks	(82)	15	(67)	77	119	196	(40)	122	82
Total	(351)	493	142	566	1,555	2,121	1,236	557	1,793

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	(133)	187	54	(14)	465	451	10	316	326
Time deposits	121	225	346	125	284	409	139	203	342
Borrowed funds	(40)	30	(10)	27	108	135	36	96	132
Total	(52)	442	390	138	857	995	185	615	800

Net increase (decrease) in net interest income	$(299)	$51	$(248)	$428	$698	$1,126	$1,052	$(59)	$993

 (1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

Provision for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for probable incurred losses in the loan portfolio.  Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and an assessment of individual problem loans.  The Bank applies a systematic process for determining the adequacy of the allowance for loan losses that included an internal loan review function until late fourth quarter 2005 (the loan review function was outsourced in January 2006) and a monthly analysis of the adequacy of the allowance.  Management believes the reserve for loan losses is adequate to absorb potential losses on identified problem loans as well as inherent losses at historical and expected levels.

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

For the year ended December 31, 2007 the Bank charged $120,000 to its provision for loan losses compared to $26,000 and $215,000 in 2006 and 2005.  The increased provision in 2007 was due to changing economic conditions and high concentrations of commercial real estate construction loans while the large allowance provision in 2005 was due to loan growth.  The provision for 2006 was lower than 2005 due to the lack of charge-offs and lower loan growth.

For the year ended December 31, 2007, loan charge-offs exceeded recoveries by $16,000 as compared to $23,000 in 2006.  All net charge-offs incurred by the Bank were small in amount and generally were concentrated in the installment loan category.

Noninterest Income

Total noninterest income has remained fairly flat over the two-year period from 2005 to 2007 with a slight decrease of 2.57%.  Noninterest income was $2.72 million in 2007, $2.74 million in 2006 and $2.79 million in 2005. Noninterest income is primarily derived from mortgage loan sales and servicing fees, service charges and related fees, trust fee income, and investment and brokerage service sales commissions. The largest piece of noninterest income in 2007 is derived from services charges. Over the past three years service charges have decreased fairly significantly to $920,000 in 2007, from $972,000 in 2006, and $1.00 million in 2005.  The decrease in 2007 reflects changes to the Overdraft Protection service put into place in September of 2004 while other deposit charges have remained fairly flat since the Bank offers many demand deposit accounts with no related fees. Trust fee income increased to $705,000 in 2007, from $683,000 in 2006, and $610,000 in 2005 which reflects the growth in assets under management and the continuing acceptance of the Bank’s trust services within its market areas.  Other significant noninterest income comes from the real estate mortgage department.  Most loans are sold in the secondary market with loan servicing retained on many.  Such income varied from $439,000 in 2007, to $503,000 in 2006, and $655,000 in 2005.  The decreases in mortgage loan sales are largely a product of the mortgage rate environment that hit forty-year lows in 2003 and created a buying or refinancing frenzy until such activity came to an abrupt halt in late 2006.  Investments sales commissions showed the most significant growth in 2006 following the asset purchase of the local LPL Investments office on January 3, 2006, with income rising from $135,000 in 2005 to $413,000 in 2006.  Assets managed have continued to grow resulting in an increase of commissions to $432,000 in 2007 for a growth of 4.73%.  “Other income” included an insurance reimbursement received and recognized in 2005 for a litigation settlement initially paid and expensed in 2004.

Noninterest Expense

Noninterest expenses consist principally of employees’ salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses.  A measure of a bank’s ability to contain noninterest expenses is the efficiency ratio, calculated as total noninterest expenses divided by net interest income plus noninterest income. For the year ended December 31, 2007, noninterest expenses crept up as measured by the efficiency ratio of 74.49% compared to 72.25% and 71.48% for the years 2006 and 2005, respectively.  This is primarily due to the lack of growth in revenues in the depressed rural Oregon communities we serve as expenses have remained fairly flat.

Total noninterest expense increased to $8.16 million in 2007 compared to $8.09 million for year ended December 31, 2006 and $7.50 million for year ended December 31, 2005.

Salary and benefit expense, which includes commissions and the employer-paid portion of payroll taxes, was $4.83 million in 2007, $4.90 million in 2006, and $4.56 million in 2005. For the years ended December 31, 2007, Oregon Pacific Bank had an average of 92 full-time equivalent employees which compares to average of 95 for 2006 and 89 for 2005.  The decrease in 2007 expense represents the decreased headcount offset by cost of living raises.  As a result of the achievement of company financial and operational goals, 2006 included increased incentive compensation expense.

Occupancy expense consists of depreciation of premises and equipment, maintenance and repair expenses, utilities, and related expenses.  This expense category was $861,000 in 2007, a decrease of $44,000 from $906,000 in 2006, which was an increase of $21,000 over $885,000 in 2005.  Several departments in Florence moved into newly constructed facilities in April 2007 from leased facilities in 2006 and 2005.

Outside services expense consists of telecommunication expense, directors’ fees, loan review fees, correspondent bank charges, and fees for data processing and the internet, accountants’ fees, legal services, Regulators’ examinations and other miscellaneous outside services.  Outside services expense increased from $672,000 in 2005 to $709,000 in 2006, an increase of $32,000 all of which reflects the loan review function now outsourced.   A further increase in 2007 to $818,000 reflected increased data processing costs.

Income Taxes

The provision for income taxes was $831,000 in 2007, $1.09 million in 2006, and $910,000 in 2005.  The provision for 2007 was reduced by $104,000 for a true-up of 2006 and amended taxes for 2004 and 2005 to correct interest on tax-exempt loans.  The provision resulted in effective combined federal and state tax rates of 31% in 2007, 36% in 2006, and 33% in 2005.  The effective tax rates differ from combined estimated statutory rates of 40% principally due to the effects of nontaxable interest income which is recognized as income for book, but not for tax purposes.  In 2005 the Company recognized a $48,000 income tax benefit as a result of a corporate tax “kicker” credit from the State of Oregon.

FINANCIAL CONDITION

Total assets increased just 0.86% to $152.6 million at December 31, 2007 compared to $151.31 million at December 31, 2006.  The increase in total assets was driven by a small growth in loans.  Growth in total assets was primarily funded by a 12.36% increase in equity.  While total deposits increased by just 0.32%, certificates of deposit grew by 13.14% as depositors searched for increased return.  The growth in premises and equipment reflects the construction of the new Financial Center next to the main office in Florence.  The decrease in other assets reflects a $1.22 million receivable for the sale of the guaranteed portion of a Small Business Administration loan sold in late December 2006.

The table below provides abbreviated balance sheets at the end of the respective years indicating the changes that have occurred in the major asset classifications of the Company over the prior year:

	DECEMBER 31,			INCREASE (DECREASE)		INCREASE (DECREASE)
(dollars in thousands)	2007	2006	2005	12/31/06 TO 12/31/07		12/31/05 TO 12/31/06

ASSETS
Loans, net of allowance for loan losses and deferred loan fees (1)	$122,450	$121,219	$119,337	$1,231	1.02%	$1,882	1.58%
Investments	9,806	11,320	12,667	(1,514)	(13.37)	(1,347)	(10.63)
Interest-bearing deposits
in banks	5,205	2,986	5,916	2,219	74.31	(2,930)	(49.53)
Other assets (2)	15,143	15,780	12,521	(637)	(4.04)	3,259	26.03

Total assets	$152,604	$151,305	$150,441	$1,299	0.86%	$864	0.57%

LIABILITIES AND EQUITY
Noninterest-bearing
deposits	$32,726	$32,942	$29,669	$(216)	(0.66)%	$3,273	11.03%
Interest-bearing deposits	88,266	87,669	91,660	597	0.68	(3,991)	(4.35)
Total deposits	120,992	120,611	121,329	381	0.32	(718)	(0.59)
Other liabilities (3)	18,240	18,793	18,849	(553)	(2.94)	(56)	(0.30)

Total liabilities	139,232	139,404	140,178	(172)	(0.12)	(774)	(0.55)

Total equity	13,372	11,901	10,263	1,471	12.36	1,638	15.96

Total liabilities and equity	$152,604	$151,305	$150,441	$1,299	0.86%	$864	0.57%

(1)	Includes loans held-for-sale.
(2)	Includes cash and due from banks (non-interest bearing), fixed assets, and accrued interest receivable.
(3)	Includes accrued interest payable and other liabilities.

 Investments

A year-to-year comparison shows that Oregon Pacific Bank’s investment portfolio at December 31, 2007 totaled $9.81 million, compared to $11.32 million at December 31, 2006, and $12.67 million at December 31, 2005.  This represents a decrease of 13.38% and between 2006 and 2007 and 10.63% between 2005 and 2006.  Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Oregon Pacific Bank’s deposit structure.

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

At December 31, 2007, Oregon Pacific Bank’s investment portfolio had total net unrealized gains, net of taxes, of approximately $46,000.  This compares to unrealized gains of approximately $5,000 at December 31, 2006, and $28,000 at December 31, 2005.  Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Bank may ultimately realize.  Actual realized gains and losses occur at the time investment securities are sold or redeemed.

Interest-bearing deposits in banks are short-term investments held primarily at the FHLB or bank certificates of deposit.  The Bank invests in these instruments to provide for additional earnings on excess available cash balances.  Because of their liquid nature, balances at the FHLB fluctuate dramatically on a day-to-day basis.  The balance on any one day is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.  Interest-bearing deposit accounts totaled $5.21 million at December 31, 2007, compared to $2.99 million at December 31, 2006, and $5.92 million at December 31, 2005.

The following table provides the carrying value of Oregon Pacific Bank’s portfolio of investment securities as of December 31, 2007, 2006, and 2005, respectively:

	DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Investments available-for-sale:
U.S. Treasury and agencies	$4,027	$3,949	$3,924
State and political subdivisions	4,313	5,893	6,994
Corporate debt securities	442	455	726
Mortgage backed securities	-	-	-
	8,782	10,297	11,644

Restricted equity securities	1,024	1,023	1,023

Total investment securities	$9,806	$11,320	$12,667

Investment securities at the dates indicated consisted of the following:

	DECEMBER 31,			DECEMBER 31,			DECEMBER 31,
	2007			2006			2005
(dollars in thousands)			WEIGHTED			WEIGHTED			WEIGHTED
TYPE AND MATURITY	AMORTIZED	MARKET	AVERAGE	AMORTIZED	MARKET	AVERAGE	AMORTIZED	MARKET	AVERAGE
	COST	VALUE	YIELD	COST	VALUE	YIELD	COST	VALUE	YIELD
U.S. Treasury and agencies
Due within one year	$1,000	$997	3.75%	$2,000	$1,979	3.38%	$-	$-
Due after one but within five years	-	-		2,000	1,970	4.05%	4,000	3,924	3.71%
Due after five but within ten years	1,000	1,005	5.60%	-	-		-	-
Due after ten years	2,011	2,025	5.70%	-	-		-	-
Total U.S. Treasury and agencies	4,011	4,027	5.19%	4,000	3,949	3.71%	4,000	3,924	3.71%

State and political subdivisions:
Due within one year	760	762	4.81%	1,925	1,930	7.30%	1,044	1,053	6.55%
Due after one but within five years	2,154	2,189	6.26%	2,509	2,535	6.29%	3,910	3,979	6.61%
Due after five but within ten years	968	995	6.32%	1,404	1,428	6.22%	1,931	1,962	6.20%
Due after ten years	371	367	5.75%	-	-		-	-
Total state and political subdivisions (1)	4,253	4,313	5.97%	5,838	5,893	6.61%	6,885	6,994	6.49%

Corporate debt securities:
Due within one year	442	442	6.84%	-	-		250	250	6.69%
Due after one but within five years	-	-		452	455	6.84%	461	476	6.84%
Total corporate notes	442	442	6.84%	452	455	6.84%	711	726	6.77%

Mortgage backed securities	-	-		-	-		-	-
Restricted equity securities	1,024	1,024		1,023	1,023		1,023	1,023

Total investment securities (1)	$9,730	$9,806	5.65%	$11,313	$11,320	5.00%	$12,619	$12,667	5.10%

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

The President or Chief Credit Officer has authority to approve loans up to a lending limit set by the Board of Directors.  All loans above that lending limit and up to a certain limit are reviewed for approval by the executive loan committee, which currently includes the President, the Chief Credit Officer, and four senior loan officers.  All loans above the lending limit up to Oregon Pacific Bank’s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of at least four members of the Board of Directors.  Oregon Pacific Bank’s unsecured legal lending limit was $2,839,000 at December 31, 2007.

Net outstanding loans, excluding loans held-for-sale, totaled $121.75 million at December 31, 2007, representing an increase of $680,000, or 0.56% compared to $121.07 million as of December 31, 2006.  Loan commitments decreased to $23.21 million as of December 31, 2007, representing a decrease of $1.66 million from year-end 2006.  Net outstanding loans, excluding loans held-for-sale, were $117.99 million at December 31, 2005.

Oregon Pacific Bank’s net loan portfolio, excluding loans held for sale, at December 31, 2007, includes loans secured by real estate (88.57% of total), commercial loans (10.56% of total), and consumer loans and overdraft accounts (2.15% of total).  These percentages are generally consistent with previous reporting periods.  Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

This table presents the composition of Oregon Pacific Bank’s loan portfolio by collateral at the dates indicated:

	DECEMBER 31, 2007		DECEMBER 31, 2006		DECEMBER 31, 2005
(dollars in thousands)	$	%	$	%	$	%

Real estate	$108,458	88.57%	$102,562	84.61%	$103,847	87.02%
Commercial	12,935	10.56	17,287	14.26	13,928	11.67
Installment	1,993	1.63	2,322	1.92	2,082	1.74
Other	642	0.52	1,120	0.92	479	0.40
Loans held-for-sale	704	0.57	152	0.13	1,351	1.13
Total	124,732	101.86	123,443	101.83	121,687	101.97

Less allowance for loan losses	(1,965)	(1.60)	(1,861)	(1.54)	(1,858)	(1.56)
Less deferred loan fees	(317)	(0.26)	(363)	(0.30)	(492)	(0.41)

Loans receivable, net	$122,450	100.00%	$121,219	100.00%	$119,337	100.00%

The following table shows the loan maturities at the dates indicated:

	DECEMBER 31, 2007				DECEMBER 31, 2006
		DUE AFTER	DUE			DUE AFTER	DUE
	DUE IN	ONE YEAR	AFTER		DUE IN	ONE YEAR	AFTER
	ONE YEAR	THROUGH	FIVE	TOTAL	ONE YEAR	THROUGH	FIVE	TOTAL
(dollars in thousands)	OR LESS	FIVE YEARS	YEARS	LOANS	OR LESS	FIVE YEARS	YEARS	LOANS
LOAN CATEGORY

Real estate – mortgage(includes loans held-for-sale)	$3,521	$8,230	$14,150	$25,901	$1,116	$11,872	$17,055	$30,043
Real estate – construction	25,042	4,186	1,050	30,278	23,192	1,782	15	24,989
Real estate – other	5,224	5,119	42,640	52,983	2,020	2,615	43,047	47,682
Installment	668	683	642	1,993	665	862	795	2,322
Commercial	5,378	5,887	1,670	12,935	9,472	5,281	2,534	17,287
Other	599	23	20	642	621	499		1,120

Total loans by maturity	$40,432	$24,128	$60,172	$124,732	$37,086	$22,911	$63,446	$123,443

Loans with fixed interest rates				$16,114				$11,592
Loans with variable interest rates				108,618				111,851

				$124,732				$123,443

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expenses.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely.  The allowance for loan losses is maintained at an appropriate level believed adequate to absorb probable losses incurred in the loan portfolio. The allowance is intended to cover only those losses that both are probable and estimable. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, groups of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. When determining the level of the allowance, management ensures that the overall allowance appropriately reflects a margin for the imprecision inherent in estimating expected credit losses.

The quality of the loan portfolio is reviewed on an on-going basis. A combination of detailed credit assessments by credit officers, historic loss trends, and economic and business environment factors are analyzed when determining the allowance for loan losses. Provisions for loan losses are based on current loans outstanding, inherent risk, mix of loans and expected losses. A detailed loan loss evaluation is performed quarterly on individual loans with the highest risk.  Management follows the progress of the economy and how it might affect borrowers in both the near and the intermediate term. A formalized and disciplined independent loan review program is established to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes reviews of new loans and regular reviews of problem loan reports, delinquencies and charge-offs.

The change in the allowance is due primarily to the softening of the real estate market and the Bank’s concentrations in Construction and Land Development loans, an increase in past due rates, and the amount of loans on non-accrual at December 31, 2007. The Company believes that the allowance for credit losses appropriately covers probable and estimable losses in the portfolio based upon the information available. This assessment is based on loan growth, concentrations within the portfolio, detailed review of individual loans and groups of homogenous loans, historical loan-losses, and economic trends. The adequacy of the allowance cannot be determined with absolute precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant it.

The following table shows Oregon Pacific Bank’s loan loss experience for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004		2003
(dollars in thousands)

Loans and loans held-for-sale at year-end	$124,732	$123,443	$121,687	$111,872		$88,530

Average loans and loans held-for-sale	$123,432	$125,504	$118,404	$99,411		$83,634

Allowance for loan losses, beginning of year	$1,861	$1,858	$1,640	$1,316		$1,173

Loans charged off:
Commercial and other	(7)	-	-	(31)		(31)
Real estate	-	-	-	-		-
Installment & open end	(13)	(23)	(2)	(10)		(3)
Total loans charged off	(20)	(23)	(2)	(41)		(34)

Recoveries:
Commercial and other	-	-	1	720		-
Real estate	-	-	-	-		-
Installment	4	-	4	-		7
Total recoveries	4	-	5	720		7
Net (charge-offs) recoveries	(16)	(23)	3	679		(27)
Provision for loan losses	120	26	215	(355)		170

Allowance for loan losses, at year-end	$1,965	$1,861	$1,858	$1,640		$1,316

Ratio of net loans charged off (recovered) to average loans outstanding	0.01%	0.02%	0.00%	-0.69%		0.03%

Ratio of allowance for loan losses to loans at year-end	1.58%	1.51%	1.53%	1.4	%7	1.49%

The adequacy of the allowance for loan losses should be measured in the context of several key ratios: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding.  Since 2003, Oregon Pacific Bank’s ratio of the allowance for loan losses to total loans has ranged from 1.47% to 1.58%.  The amounts provided by these ratios have been sufficient to fund the Bank’s charge-offs, which have not been historically significant, and to provide for probable losses based upon year-end analyses conducted by management.  These ratios have also been consistent with the level of nonperforming loans to total loans.  From December 31, 2003 through December 31, 2007, nonperforming loans to total loans have ranged from a low of 0.00% in 2003 to a high of 1.37% in 2007.  The Bank’s historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its recent favorable loan charge-off and recovery experience.  For the years ended December 31, 2003, 2005, 2006 and 2007, net charge-offs ranged from 0.00% to 0.03% of average loans while 2004 experienced a net recovery of 0.69%.  Management believes the Bank’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to the Bank’s success in limiting loan losses.

During the year ended December 31, 2007, Oregon Pacific Bank recognized $20,000 in loan losses and $4,000 in recoveries.  Charge-offs recorded in 2007 were consistent with the Bank’s historical loss experience.

The following table presents information with respect to nonperforming loans and other assets:

	DECEMBER 31,
	2007	2006	2005	2004	2003
(dollars in thousands)

Nonperforming loans:
Loans past due 90 days or more	$-	$-	$-	$-	$-
Nonaccrual loans	1,707	215	356	113	-
Restructured loans	-	-	-	-	-
	1,707	215	356	113	-
Other real estate owned	-	-	-	-	10

	$1,707	$215	$356	$113	$10

Allowance for loan losses	$1,965	$1,861	$1,858	$1,640	$1,316
Ratio of total nonperforming assets to total assets	1.12%	0.14%	0.24%	0.08%	0.01%
Ratio of total nonperforming loans to total loans	1.37%	0.18%	0.29%	0.09%	0.00%
Ratio of allowance for loan losses to total nonperforming assets	115.11%	865.58%	521.91%	1451.33%	13160.00%

Oregon Pacific Bank has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless documented factors mitigate such placement. Further, the Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. There were $1.71 million of loans on nonaccrual status at December 31, 2007, compared to $215,000 and $356,000 at December 31, 2006 and 2005, respectively.

At December 31, 2007, 2006, and 2005, the Bank had no amount in the other real estate owned (“OREO”) category, which represents real assets held through loan foreclosure or recovery activities.

Deposits

At December 31, 2007, total deposits were $120.99 million, an increase of 0.32% or $382,000 over December 31, 2006.  Total deposits in 2006 decreased by 0.01% from 2005.  Noninterest bearing demand deposit accounts continue to be a significant portion of Oregon Pacific Bank’s deposit base; to the extent the Bank can fund operations with noninterest deposits, net interest spread, which is the difference between interest income and interest expense, will improve.  Noninterest deposits for 2007 averaged 27.52% of total deposits, up from 27.10% in 2006, and 25.99% in 2005.

The following table sets forth the average balances of the Bank’s interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

	YEAR ENDED		YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2007		DECEMBER 31, 2006		DECEMBER 31, 2005
	AVERAGE	AVERAGE	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE	BALANCE	RATE
(dollars in thousands)

Interest-bearing checking and savings accounts	$53,813	2.41%	$60,248	2.06%	$61,360	1.29%
Time deposits	34,767	4.45	31,582	3.80	27,275	2.90
Total interest-bearing deposits	88,580	3.21	91,830	2.66	88,635	1.79

Total noninterest-bearing deposits	33,641		34,142		31,121

Total interest and non-interest-bearing deposits	$122,221	2.33%	$125,972	1.94%	$119,756	1.32%

Interest-bearing deposits consist of money market, savings, and time certificate accounts as well as interest-bearing checking or the Bank’s “Ultimate” accounts.  Interest-bearing account balances tend to grow or decline as the Bank adjusts its pricing and product strategies based on market conditions, including competing deposit products.  At December 31, 2007, total interest-bearing deposit accounts were $88.27 million, a decrease of $402,000, or 0.46%, from December 31, 2006. Interest-bearing deposit accounts decreased $3.99 million, or 4.36%, from December 31, 2005 to 2006.  The Bank has been facing strong competition for both deposit dollars and deposit rates.

Certificates of deposit are another interest-bearing deposit with a stated maturity typically at higher interest rates.  At December 31, 2007, time certificates of deposit in excess of $100,000 totaled $18.04 million, or 14.91% of total outstanding deposits, compared to $16.54 million, or 13.72%, of total outstanding deposits at December 31, 2006, and $15.71 million, or 12.95%, of total outstanding deposits at December 31, 2005.

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2007:

(dollars in thousands)

2008	$30,595
2009	2,406
2010	838
2011	1,109
2012	1,400
$36,348

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts in excess of $100,000 outstanding at December 31, 2007:

(dollars in thousands)

Due in less than 3 months	$5,348
Due in more than 3 and less than 6 months	5,371
Due in more than 6 and less than 12 months	4,122
Due in more than 12 months	3,198
$18,039

Other Borrowings

The following table sets forth certain information with respect to the Bank’s Federal Home Loan Bank of Seattle (“FHLB”) borrowings:

	DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Amount outstanding at year-end	$10,503	$11,158	$11,413

Weighted average interest rate at year-end	4.45%	4.37%	4.13%

Maximum amount outstanding at any month-end during the year	$11,539	$12,608	$12,754

Daily average amount outstanding during the year	$10,770	$11,419	$11,145

Weighted average interest rate during the period	4.40%	4.29%	4.03%

In addition to FHLB borrowings, the Bank owes $215,000 payable over the next two years from the asset acquisition in January 2006.

Trust Preferred Securities

In December 2003, Bancorp issued $4.12 million of unsecured junior subordinated deferrable interest debentures to its wholly-owned subsidiary, Oregon Pacific Statutory Trust I (“Trust”), which has since been deconsolidated in accordance with FASB Interpretation (“FIN”) No. 46R.  Interest payments on the subordinated debentures are intended to pass through the Trust to the beneficial owners of the Trust, in the form of dividend payments on trust preferred securities.  The subordinated debentures and trust preferred securities have identical interest rates, terms and conditions – variable interest at 90 day LIBOR plus 2.85% with 30 year maturities.  Trust Preferred Securities for holding companies are considered Tier II capital for regulatory purposes with a limit of 50% of Tier I capital.

In accordance with FIN 46R, Bancorp deconsolidated the Trust as of March 31, 2004.  As a result, $4.12 million of junior subordinated debentures are reflected on the consolidated balance sheet under the caption “Junior Subordinated Debentures.”  The $124,000 investment in the Trust is recognized, which is included under the caption “other Assets” in the consolidated balance sheet.

Stockholders’ Equity

Consolidated stockholders’ equity at December 31, 2007 was $13.37 million, an increase of $1.47 million from December 31, 2006.  2007 equity was increased by earnings of $1.85 million for the year less cash dividends paid to shareholders of $458,000.  At year-end 2007, net unrealized gains on investment securities available-for-sale were $46,000, up $41,000 from year-end 2006.  In 2007, 6,450 shares of stock were repurchased at a cost of $62,740 and an average price of $9.73 per share.

Liquidity and Cash Flow

Oregon Pacific Bank has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals.  Generally, the Bank’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not.  Liquid asset balances include cash, amounts due from other banks including the FHLB, securities available-for-sale, and loans held-for-sale.  At December 31, 2007, these liquid assets totaled $18.76 million or 12.29% of total assets as compared to $17.91 million or 11.84% of total assets at December 31, 2006.  Other sources of liquidity are the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, national deposits, brokered deposits, and the sale of the guaranteed portion of Small Business Administration loans.

The analysis of liquidity also includes a review of the changes that appear in the statements of cash flows for the year ended December 31, 2007.  The statement of cash flows includes operating, investing and financing categories.  Operating activities include net income of $1.85 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities.  Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans.  Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

At December 31, 2007, the Bank had outstanding commitments to make loans of $23.21 million.  Nearly all of these commitments represented unused portions of credit lines available to business and mortgage loan   customers.    Many   of   these   outstanding commitments to extend credit will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements.  Management believes that the Bank’s sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

The Bank was in compliance with the regulatory requirements for well-capitalized institutions at December 31, 2007 and December 31, 2006.  The following reflects the Bank’s various capital ratios compared to regulatory minimums for capital adequacy purposes:

	AT	AT
	DECEMBER 31,	DECEMBER 31,	REGULATORY
	2007	2006	MINIMUM

Tier 1 capital	12.9%	11.9%	4.0%
Total risk-based capital	14.1%	13.2%	8.0%
Leverage ratio	11.1%	10.1%	4.0%

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

The table below sets forth the distribution of the Bank’s contingent liabilities by off-balance sheet type:

	December 31,
(dollars in thousands)	2007	2006	2005

Commitments to extend credit	$21,713	$23,105	$21,636
Undisbursed checking lines of credit	592	537	518
Commercial and standby letters of credit	903	1,226	563

Total	$23,208	$24,868	$22,717

Contractual Obligations

The Company’s contractual obligations include notes to the Federal Home Loan Bank, Trust Preferred Securities, operating leases, and deferred compensation plans.  Detailed below is a schedule of contractual obligations by maturity and/or payment due date:

	Payment due by Period
		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations
Federal Home Loan Bank notes	$10,503	$-	$5,000	$4,100	$1,403	$-
Other debt	214	107	107	-	-	-
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) (1)	4,124	-	-	-	4,124	-
Operating lease obligations (2)	597	68	117	412	-	-
Other long term liabilities (3)	2,449	132	266	266	1,121	664

Total	$17,887	$307	$5,490	$4,778	$6,648	$664

(1)       The Company has the right to redeem trust preferred securities on or after December 17, 2008
(2)       Amount includes a mandatory purchase option for leased property
(3)       Amount includes deferred compensation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities.  If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate “gap” is said to be present.  Asset and liability management strategies have resulted in a negative 0-3 month “gap” of 5.7% and a negative 4-12 month “gap” of 1.1% as of December 31, 2007 as shown in the table below.

	Estimated Maturity or Repricing Within
	0-3	4-12	1-5	5-15	More than
	months	months	years	years	15 years	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$47,352	$23,330	$48,872	$4,520	$658	$124,732
Investment securities	898	3,158	3,825	901	-	8,782
Restricted equity securities	1,024	-	-	-	-	1,024
Interest-bearing deposits in banks	5,205	-	-	-	-	5,205
Total interest earning assets	$54,479	$26,488	$52,697	$5,421	$658	$139,743

Interest Bearing Liabilities:
Total interest-bearing demand deposits	$51,918	$-	$-	$-	$-	$51,918
Time certificates	10,577	20,018	5,753	-	-	36,348
FHLB borrowings	-	-	9,100	1,403	-	10,503
Total interest bearing liabilities	$62,495	$20,018	$14,853	$1,403	$-	$98,769
Rate sensitivity gap
Amount	$(8,016)	$6,470	$37,844	$4,018	$658
Cumulative rate sensitivity gap	$(8,016)	$(1,546)	$36,298	$40,316	$40,974
As a percentage of total interest earning assets	-5.7%	-1.1%	26.0%	28.9%	29.3%

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

We have audited the accompanying consolidated balance sheets of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Oregon Pacific Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oregon Pacific Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
March 28, 2008

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$4,065,903	$4,473,047
Interest-bearing deposits in banks	5,205,115	2,986,418
Available-for-sale securities, at fair value	8,781,951	10,297,348
Restricted equity securities	1,023,550	1,023,100
Loans held-for-sale	703,609	152,095
Loans, net of allowance for loan losses and deferred loan fees	121,746,444	121,066,553
Premises and equipment, net of accumulated depreciation and amortization	8,070,927	6,986,301
Intangible assets, net	294,400	377,200
Accrued interest receivable and other assets	2,712,441	3,943,232

TOTAL ASSETS	$152,604,340	$151,305,294

LIABILITIES
Deposits:
Demand deposits	$32,725,916	$32,942,095
Interest-bearing demand deposits	38,306,339	39,953,529
Savings deposits	13,612,313	15,588,636
Time certificate accounts:
$100,000 or more	18,038,790	16,543,011
Other	18,309,056	15,583,499
	36,347,846	32,126,510

Total deposits	120,992,414	120,610,770

Federal Home Loan Bank borrowings and other debt	10,717,472	11,479,806
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,448,634	2,294,717
Accrued interest payable and other liabilities	949,932	895,168

Total liabilities	139,232,452	139,404,461

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized; 2,211,865 and 2,187,349 issued and outstanding at December 31, 2007 and 2006, respectively	5,323,827	5,100,037
Undivided profits	8,002,555	6,795,987
Accumulated other comprehensive income, net of tax	45,506	4,809

Total stockholders’ equity	13,371,888	11,900,833

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,604,340	$151,305,294

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005

INTEREST INCOME
Interest and fees on loans	$11,140,954	$10,864,957	$9,219,199
Interest on investment securities:
U.S. Treasury and agencies	167,405	148,500	162,717
State and political subdivisions	228,460	289,416	319,707
Corporate and other investments	51,278	48,879	85,254
Interest on deposits in banks	316,895	383,710	187,780

Total interest income	11,904,992	11,735,462	9,974,657

INTEREST EXPENSE
Interest-bearing demand deposits	1,185,042	1,135,934	693,478
Savings deposits	112,707	107,787	99,072
Time certificate accounts	1,547,224	1,200,799	791,570
Other borrowings	824,821	834,333	698,654

Total interest expense	3,669,794	3,278,853	2,282,774

Net interest income before provision for loan losses	8,235,198	8,456,609	7,691,883

PROVISION FOR LOAN LOSSES	120,000	26,000	215,000

Net interest income after provision for loan losses	8,115,198	8,430,609	7,476,883

NONINTEREST INCOME
Service charges and fees	919,737	972,355	1,002,645
Trust fee income	704,662	683,308	610,120
Mortgage loan sales and servicing fees	439,339	503,438	654,750
Investment sales commissions	432,497	412,956	134,601
Other income	226,050	166,234	392,047

Total noninterest income	2,722,285	2,738,291	2,794,163

NONINTEREST EXPENSE
Salaries and benefits	4,829,347	4,896,190	4,561,979
Occupancy	861,498	905,881	884,645
Outside services	818,119	709,472	672,400
Securities and trust department expenses	341,924	308,153	197,860
Supplies	187,968	175,403	177,447
Postage and freight	114,025	106,400	99,877
Advertising	82,617	87,318	106,532
Loan and collection expense	60,476	107,757	61,996
Other expenses	865,738	791,461	732,614

Total noninterest expense	8,161,712	8,088,035	7,495,350

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005

INCOME BEFORE PROVISION FOR INCOME TAXES	$2,675,771	$3,080,865	$2,775,696

PROVISION FOR INCOME TAXES	830,614	1,094,828	910,324

NET INCOME	1,845,157	1,986,037	1,865,372

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available-for-sale securities, net of tax	40,697	(23,629)	(182,277)

Total other comprehensive income (loss)	40,697	(23,629)	(182,277)

COMPREHENSIVE INCOME	$1,885,854	$1,962,408	$1,683,095

BASIC EARNINGS PER SHARE	$0.84	$0.91	$0.87

DILUTED EARNINGS PER SHARE	$0.84	$0.91	$0.86

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders’
	Shares	Amount	Profits	Income	Equity

BALANCE, December 31, 2004	2,148,616	$4,698,162	$3,983,420	$210,715	$8,892,297

Shares acquired in stock repurchase plan	(4,300)	(31,610)	-	-	(31,610)

Sale of nonregistered stock	1,081	11,003	-	-	11,003

Exercise of stock options	1,538	9,997	-	-	9,997

Cash dividends paid	-	-	(301,551)	-	(301,551)

Dividends reinvested in stock	19,071	171,176	(171,176)	-	-

Net income and comprehensive income	-	-	1,865,372	(182,277)	1,683,095

BALANCE, December 31, 2005	2,166,006	$4,858,728	$5,376,065	$28,438	$10,263,231

Bonuses paid in stock	1,686	20,000	-	-	20,000

Sale of nonregistered stock	83	1,009	-	-	1,009

Exercise of stock options	4,212	22,500	-	-	22,500

Stock-based compensation	-	15,251	-	-	15,251

Cash dividends paid	-	-	(383,566)	-	(383,566)

Dividends reinvested in stock	15,362	182,549	(182,549)	-	-

Net income and comprehensive income	-	-	1,986,037	(23,629)	1,962,408

BALANCE, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

Exercise of stock options	14,833	105,002	-	-	105,002

Shares acquired in stock repurchase plan	(6,450)	(62,740)	-	-	(62,740)

Stock-based compensation	-	638	-	-	638

Cash dividends paid	-	-	(457,699)	-	(457,699)

Dividends reinvested in stock	16,133	180,890	(180,890)	-	-

Net income and comprehensive income	-	-	1,845,157	40,697	1,885,854

BALANCE, December 31, 2007	2,211,865	$5,323,827	$8,002,555	$45,506	$13,371,888

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,845,157	$1,986,037	$1,865,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	654,185	583,128	486,448
Provision for loan losses	120,000	26,000	215,000
Deferred income taxes	(196,205)	(266,875)	(333,870)
Federal Home Loan Bank stock dividends	-	-	(3,000)
Stock-based compensation	638	15,251	-
Bonuses paid in stock	-	20,000	-
Net realized loss on available-for-sale securities	-	-	12,885
Proceeds from sales of mortgage loans held-for-sale	8,620,039	11,234,061	23,485,959
Production of mortgage loans held-for-sale	(9,171,553)	(10,035,346)	(23,820,682)
Loss (gain) on dispositions of premises, equipment, and other real estate owned	32,454	(9,415)	(3,215)
Net decrease (increase) in accrued interest receivable and other assets	1,399,254	(1,390,743)	(137,016)
Net increase (decrease) in accrued interest payable and other liabilities	208,681	(121,827)	1,007,649

Net cash from operating activities	3,512,650	2,040,271	2,775,530

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	-	-	2,606,751
Proceeds from maturities and calls of available-for-sale securities	4,955,000	1,295,000	844,200
Purchases of available-for-sale securities	(3,382,388)	-	-
Purchases of restricted equity securities	(450)	-	-
Net (increase) decrease in interest-bearing deposits in banks	(2,218,697)	2,929,806	(5,042,418)
Net increase in loans	(799,891)	(3,106,752)	(9,493,763)
Purchases of premises and equipment	(1,689,771)	(2,241,988)	(517,971)
Proceeds from sales of premises, equipment, and other real estate owned	12,530	9,415	3,750
Purchase of brokerage firm assets	-	(138,000)	-

Net cash from investing activities	(3,123,667)	(1,252,519)	(11,599,451)

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposit accounts	$(3,839,692)	$(86,204)	$426,804
Net increase (decrease) in time deposits	4,221,336	(632,282)	9,841,731
Proceeds from borrowing and other debt	3,000,000	2,200,000	5,000,000
Repayments of borrowing	(3,655,000)	(2,455,000)	(5,455,000)
Repayment of debt from purchase of brokerage firm	(107,334)	-	-
Cash dividends paid	(457,699)	(383,566)	(301,551)
Shares acquired in stock repurchase plan	(62,740)	-	(31,610)
Proceeds from stock options exercised	105,002	22,500	9,997
Proceeds from issuance of nonregistered common stock	-	1,009	11,003

Net cash from financing activities	(796,127)	(1,333,543)	9,501,374

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(407,144)	(545,791)	677,453

CASH AND CASH EQUIVALENTS, beginning of year	4,473,047	5,018,838	4,341,385

CASH AND CASH EQUIVALENTS, end of year	$4,065,903	$4,473,047	$5,018,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,633,445	$3,182,328	$2,199,648
Cash paid for income taxes	$1,145,394	$1,472,706	$1,284,696

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cash dividends reinvested in stock	$180,890	$182,549	$171,176
Unrealized loss on available-for-sale securities, net of tax	$40,697	$(23,629)	$(182,277)

The accompanying notes are an integral part of these financial statements

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Oregon Pacific Bancorp (Bancorp or the Company) was incorporated on January 1, 2003, and became the holding company of Oregon Pacific Banking Co. (the Bank) effective January 1, 2003. The Bank is a state-chartered institution authorized to provide banking services by the State of Oregon from its headquarters in Florence, Oregon. Full-service banking products are offered to the Bank’s customers who live primarily in Lane, Douglas, and Coos counties and on the central Oregon coast. In December 2002, Bancorp formed Oregon Pacific Statutory Trust I (the Trust), a wholly-owned Connecticut statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The Bank and Bancorp are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Bancorp and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions – In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues and expenses for the reporting period. Estimates and assumptions made by management primarily involve the valuation of the allowance for loan losses, other real estate owned, and mortgage servicing assets. Actual results could differ significantly from those estimates.

Cash and cash equivalents – Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. As of December 31, 2007 and 2006, the Bank had no reserve requirements to be maintained at the Federal Reserve Bank and total clearing balance requirements at both December 31, 2007 and 2006 were $100,000.

Investment securities – The Bank is required, under generally accepted accounting principles, to specifically identify its investment securities as “trading,” “available-for-sale,” or “held-to-maturity.” Accordingly, management has determined that all investment securities held at December 31, 2007 and 2006, are available-for-sale.

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

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The “restricted equity securities” investment is carried at cost. At December 31, 2007 and 2006, Federal Home Loan Bank stock totaled $1,024,000 and $1,023,000, respectively.

Loans held-for-sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance established by charges to income. All loans are sold without recourse.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Intangible assets – Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment.  Intangible assets are comprised of customer lists and a non-compete agreement acquired in the acquisition of the assets of Coast Investment Advisors, Inc., the local Florence branch of LPL Financial Services, Inc.  Amortization of customer lists is included in other non-interest expense in the consolidated statement of income.  The amortization of the non-compete agreement will begin at the end of a three-year employment contract.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived and intangible assets any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset.  There were no impairments at December 31, 2007 that required a write-down of the asset.

Other real estate owned – Real estate acquired by the Bank in satisfaction of debt is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense.

Income taxes – Deferred tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company also recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties in income tax expense.  The Company files consolidated income tax returns in the U.S. federal jurisdiction and in Oregon.  The Company is no longer subject to U.S. federal and Oregon income tax examinations by tax authorities for years before 2004.

Comprehensive income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of stockholders’ equity.

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Bank’s stock option plans.

Off-balance sheet financial instruments – The Bank holds no derivative financial instruments. However, in the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit as well as commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments – The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:
Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.
Available-for-sale securities – Fair values for available-for-sale investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted equity securities – The carrying values of restricted equity securities approximate fair values.

Loans receivable – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.Loans held-for-sale – Fair value represents the anticipated proceeds from sale of the loans.Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.Federal Home Loan Bank borrowings – The fair values of the Bank’s borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.Accrued interest – The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance sheet instruments – The Bank’s off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.

Stock-based compensation – The Company maintains a stock incentive plan.  This plan, which is described more fully in Note 14, was presented to and approved by the Company’s shareholders in 2003.  On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) Share-Based Payment (“SFAS 123(R)”).

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation.  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility is based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the options. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options represents the period of time that stock options are expected to be outstanding and is estimated based on historical exercise and forfeiture activity. Expected dividends are estimated based on the Company’s recent historical practice of paying dividends. The risk-free rate of return for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

Recently issued accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Statement No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is will not have a significant impact on the Company’s consolidated financial condition or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, the Company will apply SFAS 141(R) to business combinations occurring on or after January 1, 2009.

Reclassifications – Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to current year presentations.

NOTE 2           –     INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale securities are as follows:

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value

December 31, 2007:

U.S. Treasury and agencies	$4,010,910	$18,750	$-	$(2,813)	$4,026,847
State and political subdivisions	4,253,537	63,487	(3,913)	(261)	4,312,850
Corporate notes	441,660	594	-	-	442,254

	$8,706,107	$82,831	$(3,913)	$(3,074)	$8,781,951

December 31, 2006:

U.S. Treasury and agencies	$4,000,000	$-	$-	$(50,937)	$3,949,063
State and political subdivisions	5,837,779	65,221	(2,210)	(7,946)	5,892,844
Corporate notes	451,554	3,887	-	-	455,441

	$10,289,333	$69,108	$(2,210)	$(58,883)	$10,297,348

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

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	INVESTMENT SECURITIES – (continued)

	Available-for-Sale
	Securities
		Estimated
	Amortized	Market
	Cost	Value

Due in one year or less	$2,201,897	$2,201,130
Due after one year through three years	1,194,198	1,213,051
Due after three years through five years	959,785	975,823
Due after five years through ten years	1,967,884	1,999,426
Thereafter	2,382,343	2,392,521

	$8,706,107	$8,781,951

 At December 31, 2007 and 2006, investment securities with an amortized cost of $7,469,056 and $8,354,383 and market values of $7,528,429 and $8,354,717, respectively, were pledged to secure deposits of public funds and for other purposes as required or permitted by law.

The Bank, as a member of the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) systems, is required to maintain investments in restricted equity securities of the FHLB and FRB. FHLB and FRB stocks are not actively traded but are redeemable at their current book values of $1,023,550 and $1,023,100 at December 31, 2007 and 2006, respectively.

NOTE 3	–	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio is summarized as follows:

	2007	2006

Commercial	$97,381,490	$94,899,657
Real estate	19,804,208	20,684,978
Installment	6,814,836	7,670,400
Overdrafts	28,459	36,279

Total loans	124,028,993	123,291,314
Less allowance for loan losses	(1,965,102)	(1,861,221)
Less deferred loan fees	(317,447)	(363,540)

Loans, net of allowance for loan losses and deferred loan fees	$121,746,444	$121,066,553

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	–	LOANS AND ALLOWANCE FOR LOAN LOSSES– (continued)

The following is an analysis of the changes in the allowance for loan losses:

	2007	2006	2005

Balance, beginning of year	$1,861,221	$1,858,185	$1,640,060
Provision for loan losses	120,000	26,000	215,000
Loans charged off	(19,949)	(23,114)	(2,023)
Loan recoveries	3,830	150	5,148

Balance, end of year	$1,965,102	$1,861,221	$1,858,185

A substantial portion of the Bank’s loans are collateralized by real estate in the geographic areas it serves and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2007 and 2006, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled $2,434,864 and $3,287,466, respectively.

Impaired loans having recorded investments of $1,706,876 and $215,471 at December 31, 2007 and 2006, respectively, have been recognized. The average recorded investment in impaired loans during 2007 and 2006 was $580,399 and $197,040, respectively. The total allowance for loan losses allocated to these loans was $91,628 and $107,735 at December 31, 2007 and 2006, respectively. Interest income recognized for cash payments received on impaired loans in 2007, 2006, and 2005, was not material to the consolidated financial statements. In addition, no loans past due 90 days or more were still accruing interest at December 31, 2007 and 2006.

NOTE 4	–	LOAN SERVICING

The balance of the Bank’s recorded investment in mortgage servicing assets (MSA) is as follows:

	2007	2006
Balance, beginning of year	$763,203	$808,709
Gain on sale	69,829	80,533
Amortization	(130,728)	(126,039)

Balance, end of year	$702,304	$763,203

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2007 and 2006 were $89,959,644 and $94,474,592, respectively.

Amortization expense totaled $130,728, $126,039, and $193,247 for the years ended December 31, 2007, 2006, and 2005, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	–	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2007	2006

Land	$1,502,333	$1,247,314
Building and improvements	6,880,146	3,937,739
Construction in progress	37,469	2,003,495
Furniture and equipment	3,183,926	3,202,630
Leasehold improvements	52,986	143,862

Total premises and equipment	11,656,860	10,535,040
Less accumulated depreciation and amortization	(3,585,933)	(3,548,739)

Premises and equipment, net of accumulated depreciation and amortization	$8,070,927	$6,986,301

The Bank completed its financial center on the campus of the main branch in Florence in late spring 2007.  Interest capitalized in 2007 and 2006 was $22,142 and $13,489, respectively.

Depreciation expense for the years ended December 31, 2007, 2006, and 2005, was $560,161, $488,501, and $473,216, respectively.

NOTE 6	–	INTANGIBLE ASSETS

The following table summarizes the changes in the Bank’s intangible assets for the year ended December 31, 2007.

	2007	2006
Balance, beginning of year	$377,200	$-
Additions	-	460,000
Amortization	(82,800)	(82,800)

Balance, end of year	$294,400	$377,200

Acquired intangible assets are related to the acquisition of the assets of the local LPL Financial, Inc. brokerage in Florence, Oregon.

NOTE 7	–	TIME CERTIFICATES

Time certificates of deposit of $100,000 and over aggregated $18,038,790 and $15,583,499 at December 31, 2007 and 2006, respectively.

 At December 31, 2007, the scheduled maturities for all time deposits are as follows:

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	–	TIME CERTIFICATES – (continued)

Year ending December 31,	2008	$30,594,786
	2009	2,405,632
	2010	838,126
	2011	1,109,436
	2012	1,399,866

		$36,347,846

NOTE 8	–	SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK BORROWINGS

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

The Cash Management Advance program advances are due on demand, or if no demand is made, in one year. No borrowings were outstanding under the Cash Management Advance program at December 31, 2007 and 2006.

FHLB promissory notes outstanding at December 31, 2007 and 2006 were $10,502,806 and $11,157,806, respectively. These notes may be prepaid in whole or in part, with payment of a prepayment fee.

A promissory note in the amount of $214,666 was outstanding at December 31, 2007 resulting from the January 2006 purchase of the assets of the local LPL brokerage office for $322,000 less a $107,334 principal payment made in January 2007.

The following summarizes the Bank’s outstanding obligation and repayment terms to the FHLB as of December 31, 2007:
	Range of
	Interest
	Rates	Amount

Years ending December 31, 2008	-	$-
2009	3.13%	1,000,000
2010	4.31 - 4.61%	4,000,000
2011	5.04%	600,000
2012	4.45 - 5.02%	3,500,000
Thereafter	3.27 - 5.12%	1,402,806

		$10,502,806

FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain qualifying loans in the amount of $12.7 million and $13.4 million at December 31, 2007 and 2006, respectively.  At December 31, 2007 the Company had additional borrowing capacity available of $15.9 million at the FHLB.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	–	INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006	2005

Current expense:
Federal	$817,338	$1,119,271	$1,093,801
State	209,481	242,432	150,393

	1,026,819	1,361,703	1,244,194

Deferred expense (benefit):
Federal	(162,657)	(221,244)	(276,783)
State	(33,548)	(45,631)	(57,087)

	(196,205)	(266,875)	(333,870)

Provision for income taxes	$830,614	$1,094,828	$910,324

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns would more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that would result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income, principally related to the provision for loan losses, deferred compensation, mortgage servicing rights, and recognition of depreciation expense. Deferred income taxes, according to the timing differences which caused them, were as follows:

	2007	2006	2005

Accounting provision for loan losses less than provision for income taxes	$46,320	$10,036	$82,990
Accounting depreciation in excess of tax depreciation	73,189	47,494	8,900
Deferred compensation
Federal Home Loan Bank	56,085	176,146	245,324
stock dividends	(7,955)	(292)	(1,190)
Mortgage servicing rights	23,507	17,565	1,053
Vacation accrual	1,544	-	-
Loans held-for-sale	(576)	576	(7,955)
Other differences	4,091	15,350	4,748

Net deferred income taxes	$196,205	$266,875	$333,870

The provision for income taxes differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	–	INCOME TAXES (continued)

The net deferred tax assets in the accompanying consolidated balance sheets include the following components:
	2007	2006

Deferred tax assets:
Allowance for loan losses	$391,581	$345,261
Deferred compensation	952,423	896,338
Vacation accrual	19,300	17,756
Loans held-for-sale	-	576
Other	24,718	20,628

	1,388,022	1,280,559

Deferred tax liabilities:
Mortgage servicing rights	(271,090)	(294,596)
Accumulated depreciation	(99,343)	(172,532)
Federal Home Loan Bank stock dividends	(143,678)	(135,724)

	(514,111)	(602,852)

Net deferred tax assets	$873,911	$677,707

Management believes, based upon the Bank’s historical performance, the net deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced the net deferred tax assets by a valuation allowance.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2007	2006	2005

Federal income taxes at statutory rate	$909,762	$1,047,494	$943,737
State income tax expense, net of federal income tax benefit	116,557	134,202	77,455
Effect of nontaxable interest income	(113,020)	(92,237)	(104,879)
Amended taxes for prior years	(104,257)	-	-
Other	21,572	5,369	(5,989)

	$830,614	$1,094,828	$910,324

Effective tax rate	31%	36%	33%

NOTE 10        –     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10        –     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK – (continued)

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

A summary of the notional amounts of the Bank’s financial instruments with off-balance sheet risk at December 31, 2007, were as follows:

Commitments to extend credit	$22,305,146
Commercial and standby letters of credit	902,530

$23,207,676

 Additionally, the Bank sells real estate loans to the Federal Home Loan Mortgage Corporation (see Note 3). The Federal Home Loan Mortgage Corporation has the right to reject a loan that it has previously purchased and require the seller to repurchase the loan in the event of fraud or material misstatement of fact in the loan application.

NOTE 11	–	CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area. Nearly all such customers are depositors of the Bank. Investments in state and municipal securities involve government entities throughout the United States. Concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2007. The Bank’s loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit, which is generally 15% of aggregate common stock and the allowance for loan losses.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12	–	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair value and the related carrying values of the Bank’s financial instruments:
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$4,065,903	$4,065,903	$4,473,047	$4,473,047
Interest-bearing deposits in banks	$5,205,115	$5,205,115	$2,986,418	$2,986,418
Available-for-sale securities	$8,781,951	$8,781,951	$10,297,348	$10,297,348
Restricted equity securities	$1,023,550	$1,023,550	$1,023,100	$1,023,100
Loans held-for-sale	$703,609	$708,411	$152,095	$152,095
Loans, net of allowance for loan losses and deferred loan fees	$121,746,444	$121,687,505	$121,066,553	$120,999,298

Financial liabilities:
Demand deposits, interest- bearing demand deposits, and savings deposits	$84,644,568	$84,644,568	$88,484,260	$88,532,134
Time certificate accounts	$36,347,846	$36,277,742	$32,126,510	$32,245,113
Federal Home Loan Bank borrowings and other debt	$10,717,472	$10,713,113	$11,479,806	$11,759,600
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	$4,124,000	$4,124,000	$4,124,000	$4,124,000

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of such items at December 31, 2007 and 2006, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2007 and 2006 should not necessarily be considered to apply at subsequent dates.

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

Operating lease commitments – The Bank leases certain branch premises and equipment. Future minimum lease payments for all noncancellable operating leases are as follows:

Years ending December 31,	2008	$67,681
	2009	64,606
	2010	52,214
	2011	33,000
	2012	379,250
	Thereafter	-

		$596,751

 Total rental expense was $109,583, $179,390, and $167,263 in 2007, 2006, and 2005, respectively.

Legal contingencies – In the ordinary course of business, the Bank is a party to various debtor-creditor legal actions, none of which individually or in the aggregate, are presently material to the Bank’s business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

Bancorp is not currently involved in any material litigation or legal proceeding, and is not aware of any potential material litigation or proceeding threatened against it.

NOTE 14	–	STOCK-BASED COMPENSATION

Bancorp has a stock incentive plan which was approved by its stockholders during 2003. The plan provides that 214,035 shares of Bancorp’s common stock will be reserved for the granting of incentive stock options and non-statutory stock options to key employees. The purchase price of optioned shares is not to be less than the fair market value at the time the options are granted. In addition, the plan allows for the Board to grant stock appreciation rights or bonus rights, award bonus grants of stock, and award other types of stock-based incentives as may be allowable by law.  For options granted in January 2006 vest 50% annually over two years.  Options granted in March 2006 vest in five equal annual installments on the anniversary of the grant beginning March 17, 2008.  All have a two-year exercise period.  Vesting is immediate if there is a change of control, at retirement at age 60 or later, or upon death if 50 percent had been exercisable.

As of December 31, 2007, the Company had 6,204 nonvested options outstanding and there was $13,200 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the weighted-average vesting period of 3.9 years, through December 31, 2011.  A summary of option activity under the plan as of December 31, 2007, and changes during the year then ended is presented below:

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCK-BASED COMPENSATION – (continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2007	34,272	$8.83
Granted	-	$-
Exercised	(14,833)	$7.08
Forfeited or expired	(2,110)	$11.85
Outstanding at December 31, 2007	17,329	$9.95	2.91	$15,039
Vested at December 31, 2007	11,125	$8.90	1.69	$15,039
Exercisable at December 31, 2007	6,357	$6.68	1.39	$15,039

The weighted-average grant-date fair value of options granted during the years 2006 and 2005 was $1.91 and $1.36, respectively.  No options were granted in 2007.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $69,015, $50,315 and $7,690, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:

	2006	2005

Dividend Yield	2.00%	2.44%
Expected life (years)	3 ~ 5.5	7.5
Expected volatility	15.20%	14.39%
Risk-free rate	4.70%	4.50%

No options were granted in 2007.

NOTE 15	–	PROFIT SHARING, DEFERRED COMPENSATION, AND INCENTIVE PLANS

Effective January 1, 1998, the Bank adopted a Simple Retirement Plan which covers substantially all employees once minimum length of employment criteria has been met. Contributions to the plan totaled $90,935, $84,765, and $77,248 during 2007, 2006, and 2005, respectively.

The Bank has established a nonqualified deferred compensation and an incentive plan for a group of key management employees. The Bank may, but is not required to, award incentive compensation, which is credited to Incentive Contribution Accounts maintained for each of these participants. Participants are also allowed to elect to defer a portion of their compensation. For the years ended December 31, 2007, 2006, and 2005, the Bank recorded expenses of $279,336, $275,834, and $178,007, respectively, to fund the program.

In 2007 the Bank established a nonqualified Director Non-Employee Deferred Compensation Plan. Directors may elect to defer all or a portion of their directors’ fees and/or bonuses into a common stock account or interest-bearing account.  Amounts deferred to the common stock account are credited with the number of whole shares of Common Stock that could be purchased at the weighted average of the last 1% of stock sales.  At December 31, 2007, the Bank’s liability under the plan was $19,000.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	–	EARNINGS PER SHARE

The following table illustrates the computations of basic and diluted earnings per common share for the years ended December 31:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2007

Basic earnings per common share:
Income available to common stockholders	$1,845,157	2,203,790	$0.84
Effect of dilutive securities:
Outstanding common stock options	-	3,696

Income available to common stock- holders plus assumed conversions	$1,845,157	2,207,486	$0.84

2006

Basic earnings per common share:
Income available to common stockholders	$1,986,037	2,178,967	$0.91

Effect of dilutive securities:
Outstanding common stock options	-	8,903

Income available to common stock- holders plus assumed conversions	$1,986,037	2,187,870	$0.91

2005

Basic earnings per common share:
Income available to common stockholders	$1,865,372	2,154,932	$0.87
Effect of dilutive securities:
Outstanding common stock options	-	7,894

Income available to common stock- holders plus assumed conversions	$1,865,372	2,162,826	$0.86

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17	–	TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank in the ordinary course of business, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than the normal risk of collectibility or present any other unfavorable features. Transactions with directors, executive officers, principal stockholders, and companies with which they are associated as of December 31, 2007 and 2006, and for the years then ended were as follows:

	2007	2006

Loans outstanding, beginning of year	$3,428,851	$2,147,265
Additions	1,407,004	2,157,599
Repayments	(1,393,553)	(876,013)

Loans outstanding, end of year	$3,442,302	$3,428,851

NOTE 18	–	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (a defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

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

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18	–	REGULATORY MATTERS – (continued)

Bancorp’s and the Bank’s capital ratios are substantially equivalent. Actual capital amounts for the Bank are presented in the following table:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
(in thousands)

Total capital to risk-weighted assets	$18,615	14.1%	$10,539	>8.0%	$13,174	>10.0%

Tier 1 capital to risk-weighted assets	$16,964	12.9%	$5,268	>4.0%	$7,902	>6.0%

Tier 1 capital to average assets	$16,964	11.1%	$6,098	>4.0%	$7,622	>5.0%

As of December 31, 2006:
(in thousands)

Total capital to risk-weighted assets	$17,110	13.2%	$10,381	>8.0%	$12,976	>10.0%

Tier 1 capital to risk-weighted assets	$15,485	11.9%	$5,190	>4.0%	$7,786	>6.0%

Tier 1 capital to average assets	$15,485	10.1%	$6,133	>4.0%	$7,666	>5.0%

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	–	TRUST PREFERRED SECURITIES

At December 31, 2007, Bancorp had a wholly-owned trust (Trust) that was formed to issue trust preferred securities and related common securities of the Trust. As a result of adoption of FIN 46R, Bancorp deconsolidated the Trust as of January 1, 2004. The junior subordinated debentures were reflected as long-term debt in the consolidated balance sheets.

Oregon Pacific Statutory Trust 1 is a wholly-owned Connecticut statutory business trust subsidiary which issued $4,000,000 of guaranteed undivided beneficial interests in Bancorp’s floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under regulatory guidelines. All common securities of the Trust are owned by Bancorp. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4,124,000 of subordinated deferrable interest debentures of Bancorp. The debentures, which represent the sole asset of the Trust, possess the same terms as the Trust Preferred Securities and accrue interest at a rate of the three-month London Interbank Offered Rate (LIBOR) plus 2.85% per annum which changes quarterly.  The rate throughout 2007 varied between 7.84% and 8.54% and in 2006 varied between 7.35% and 8.24%. The accrued interest on the debentures is paid to the Trust by Bancorp, and the Trust in turn distributes the interest income as dividends on the Trust Preferred Securities. Interest payments are deferrable at the discretion of Bancorp for the first five years. As of December 31, 2007, all interest payments to the Trust and all dividend payments by the Trust were current.

In conjunction with the issuance of the Trust Preferred Securities, Bancorp entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. Bancorp has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the years ended December 31, 2007, 2006, and 2005, Bancorp’s interest expense related to the Trust Preferred Securities amounted to $335,491, $322,053, and $248,963, respectively.

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20	–	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Oregon Pacific Bancorp (parent company only) is presented as follows:

CONDENSED BALANCE SHEETS
	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$12,354	$6,606
Investment in subsidiaries	17,498,024	15,990,546
Other assets	19,167	40,998

TOTAL ASSETS	$17,529,545	$16,038,150

LIABILITIES
Junior subordinated debentures	$4,124,000	$4,124,000
Other Liabilities	33,657	13,317

Total liabilities	4,157,657	4,137,317

STOCKHOLDERS’ EQUITY	13,371,888	11,900,833

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,529,545	$16,038,150

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2007	2006	2005

Income	$-	$-	$-

Expenses
Interest	335,491	322,053	248,963
Other	73,902	43,930	47,104
Total expenses	409,393	365,983	296,067

Net loss before credit for income taxes, dividends from Bank and equity in undistributed net earnings of subsidiaries	(409,393)	(365,983)	(296,067)

Income tax benefit	(157,027)	(140,377)	(108,925)

Net Loss before dividends from the Bank and equity in undistributed net earnings of subsidiaries	(252,366)	(225,606)	(187,142)

Dividends from the Bank	631,380	489,107	527,166
Equity in undistributed net earnings of subsidiaries	1,466,143	1,722,536	1,525,348

Net income	$1,845,157	$1,986,037	$1,865,372

OREGON PACIFIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20	–	PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,845,157	$1,986,037	$1,865,372
Adjustments to reconcile net income to net cash
Equity in undistributed earnings of subsidiaries	(1,466,143)	(1,722,536)	(1,525,348)
Changes in other assets and liabilities	42,171	24,206	4,459
Bonuses paid in stock	-	20,000	-

Net cash from operating activities	421,185	307,707	344,483

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(457,699)	(383,566)	(301,551)
Repurchase of common stock	(62,740)	-	(31,610)
Proceeds from stock options exercised	105,002	22,500	9,997
Proceeds from issuance of common stock	-	1,009	11,003

Net cash from financing activities	(415,437)	(360,057)	(312,161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,748	(52,350)	32,322

CASH AND CASH EQUIVALENTS, beginning of year	6,606	58,956	26,634

CASH AND CASH EQUIVALENTS, end of year	$12,354	$6,606	$58,956

NOTE 21 – SUBSEQUENT EVENTS

On January 3, 2008, the Company announced a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate its obligations to file reports with the Securities and Exchange Commission.  A Special Meeting of shareholders was held on March 13, 2008 at which time the shareholders approved amendments to its Articles of Incorporation effecting a reverse stock split of 1 for 500, whereby shareholders owning less than 500 shares of Company common stock on the record date of January 4, 2008 receive cash at the pre-split rate of $13.00 per share. Shares then forward split at 500 shares for 1 share.

On January 15, 2008, the Bancorp Board of Directors authorized a cash dividend of $.08 per share payable on February 15, 2008, to stockholders of record on January 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports in compliance with the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Exchange Act.  As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Under the supervision and with the participation of management, the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of  1934.  The Audit Committee is composed of directors who are independent from management and free from any relationship that, in the opinion of the directors, would interfere with their independent exercise of judgment.  The Audit Committee is primarily concerned with the effectiveness of audits of the Company by its internal auditor and the independent auditors on accounting matters and internal controls; advising the Board on the scope of audits; reviewing the Company’s annual financial statements and the accounting standards and principles followed; and appointment of independent auditors.  The members of the Audit Committee are Richard L. Yecny (Chair), Patricia Benetti, Doug Feldkamp, Robert R. King, and Marteen L. Wick.

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

Any additional information called for by this item is contained in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 17, 2008, and is incorporated herein by reference.

DIRECTOR'S COMPENSATION TABLE
Name	Year	Fees earned ($)	Non-Equity Incentive Plan Compensation ($)		Total ($)
All non-employee directors

Patricia Benetti	2006, 2007	10,800	0	(1)	10,800
Lydia G. Brackney	2006, 2007	10,800	0	(1)	10,800
A.J. Brauer	2006, 2007	10,800	0	(1)	10,800
Doug Feldkamp	2006, 2007	10,800	0	(1)	10,800
Thomas K. Grove	2006, 2007	10,800	0	(1)	10,800
Robert R. King	2006, 2007	10,800	0	(1)	10,800
Jon Thompson	2006, 2007	10,800	0	(1)	10,800
Marteen L. Wick	2006, 2007	10,800	0	(1)	10,800
Richard L. Yecny	2006, 2007	10,800	0	(1)	10,800

(1) The minimum performance threshold was not met that would have paid under the incentive plan.

During 2006 and 2007, directors received $900 per month each as compensation for serving as a director.  Directors are also eligible for a discretionary annual performance bonus.  On January 16, 2007, the Company adopted the 2006 Non-Employee Director Deferred Compensation Plan.  The plan is designed to provide directors with the elective opportunity to defer up to 100% of their director fees.  Under the plan $18,600 was deferred in 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The following Summary Compensation Table for 2007 sets forth certain information regarding the compensation paid in 2007 and 2006 to the Bank’s President and Chief Officer, James P. Clark; the Executive Vice president and Chief Financial Officer, Joanne Forsberg; the Executive Vice President and Chief Credit Officer, Ronald S. Green; and the Executive Vice President and Chief Operating Officer Don Mabry.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)

James Clark, President & CEO	2007	130,000	(7)	16,020	-	64,108	1,182	13,942	225,252
	2006	110,000		-	8,060	11,496	141	20,166	149,863
Joanne Forsberg, EVP & Chief Financial Officer	2007	92,906		-	0	10,346	15,663	-	118,915
	2006	90,200		-	3,224	11,496	12,737	-	117,657
Ronald S. Green, EVP & Chief Credit Officer	2007	46,694	(8)	5,000	-	-	-	-	51,694

Don Mabry, EVP & Chief Operating Officer	2007	95,584		-	0	10,346	15,022	-	120,952
	2006	92,800		-	3,224	11,496	12,218	-	119,738

(1)	Salary amounts are presented in the year earned and may include amounts deferred under the nonqualified deferred compensation plan and the deferred Simple IRA plan.
(2)	Mr. Green’s amount represents a signing bonus.
(3)
The amounts in this column reflect the aggregate grant date fair value under FAS 123(R) of awards made during 2006.  The assumptions used in calculating the amounts are discussed in Note 14 to our financial statements for the year ended December 31, 2007.

(4)	Amount earned under the non-equity incentive bonus on achievement of first target bonus level.
(5)	Represents the change in value of our deferred compensation plan other than amounts deferred by participant.
(6)
Amounts listed in this column are those that individually exceed $10,000.  For 2007 amounts for Mr. Clark represent a Simple Plan match, club dues, usage of a company car, and life insurance premiums exceeding $50,000.

(7)
Effective January 1, 2007, Mr. Clark was promoted to President and Chief Executive Officer of Oregon Pacific Bank and Oregon Pacific Bancorp.  In 2006 Mr. Clark served as Executive Vice President and Chief Credit Officer of the Bank.

(8)	Mr. Green was hired on July 17, 2007 as Executive Vice President and Chief Credit Officer.

Incentive stock options to the named executive officers were awarded under our 2003 Stock Incentive Plan which authorizes both stock options and other forms of stock-based compensation.   No options were granted in 2007.  Options granted in January 2006 vest 50% annually over two years.  Options granted in March vest in five equal annual installments on the anniversary of the grant beginning March 17, 2008.  Vesting is immediate if there is a change of control, at retirement at age 60 or later, or upon death if 50 percent had been exercisable.  The 2003 Plan provides for an aggregate of 214,035 shares of the Company’s common stock to be granted to key employees or board members, of which 179,062 shares are available for awards.  The Company has not granted any stock awards other than options.

The following table sets forth certain information regarding options outstanding to named executive officers at year-end:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

James Clark	-		4,220	-	11.85	(1)
Joanne Forsberg	1,557	(2)	-	-	4.61	1/1/2011
	690		-	-	7.25	2/14/2009
	-		422	-	11.85	1/17/2010
	-		1,266	-	11.85	(1)
Ronald Green	-		-	-	-
Don Mabry	1,351		-	-	7.40	3/17/2008
	1,379		-	-	7.25	2/14/2009
	-		844	-	11.85	1/17/2010
	-		844	-	11.85	(1)

(1)                 Options vest in five equal annual installments on each anniversary of the date of grant beginning 3/17/08 and each group has a two-year exercise period with the last installment expiring on 3/17/14.
(2)                 These stock options were previously awarded under the Bank’s 1994 Incentive Stock Option Plan with a five-year vesting period and an additional five-year exercise period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 29, 2008 with respect to the beneficial ownership of the outstanding common stock by: (i) each of the directors and our executive officers; and (ii) our directors as a group.

		Beneficially	Percent
Beneficial Owner		Owned	of Class

Patricia Benetti	(1)	4,041	0.2%
Lydia G. Brackney	(2)	4,375	0.2%
A.J. Brauer	(3)	133,996	6.0%
James P. Clark, CEO & Pres.	(4)	507	**
Doug Feldkamp	(5)	9,553	0.4%
Thomas K. Grove	(6)	112,653	5.1%
Robert R. King	(7)	138,914	6.3%
Jon Thompson	(8)	5,906	0.3%
Marteen L. Wick	(9)	4,888	0.2%
Richard L. Yecny	(10)	5,378	0.2%
Joanne Forsberg, CFO	(11)	9,309	0.4%
Ronald S. Green, CCO	(12)	1,000	**
Don Mabry, COO	(13)	5,098	0.2%

All directors and executive officers as a group (13 persons)		435,618	19.6%

** Less than 0.1%

(1)  All shares are owned jointly with Ms. Benetti’s husband, Joe Benetti.
(2)  All shares are owned individually.
(3) All shares are owned jointly with Dr. Brauer’s wife, Catherine Brauer.
(4)  All shares are owned jointly with Mr. Clark’s spouse, Paige Clark.
(5)  Includes 4,337 shares owned by Umpqua Dairy Products Company which Mr. Feldkamp has voting power.
(6)  Includes 66,947 shares jointly owned with Mr. Grove’s spouse, Sharon Grove, 20,311 shares held solely by Mr. Grove’s Individual Retirement Account, and 13,793 stock options which are exercisable.  It also includes 11,602 shares beneficially owned solely by Mr. Grove’s spouse, of which Mr. Grove disclaims beneficial ownership.
(7)  Includes 96,029 shares held jointly with Mr. King’s wife, Kay King.  Also includes 41,746 shares, 13,915 of those shares each owned by sisters Bonnie Dodson, Joanne Daily, and Marilyn Davis to which Mr. King has voting power.  Also includes 784 shares of the R. Justin King Trust, 144 shares held by Kay King as custodian for Will Ryan Pennington, and 211 shares held by Kay King as custodian for Dana Pennington all of which Mr. King disclaims beneficial ownership.
(8) All shares are owned jointly with Mr. Thompson’s wife, Pamela Thompson.
(9) All shares are owned jointly with Ms. Wick’s husband, John Wick.
(10)  All shares are held in an Individual Retirement Account.
(11)  Includes 4,230 shares jointly owned with Ms. Forsberg’s spouse, David Forsberg, 2,410 shares held solely by Ms. Forsberg’s Individual Retirement Account, and 2,669 stock options which are exercisable within 60 days.
(12)  Includes 1,000 shares held solely by Mr. Green’s Individual Retirement Account.
(13)  Includes 37 shares owned individually, 2,331 shares held solely by Mr. Mabry’s Individual Retirement Account, and 2,730 stock options which are exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2007 fiscal year, the Bank entered into banking-related transactions in the ordinary course of business with certain executive officers, directors and principal shareholders of the Company (including certain executive officers of the Bank), members of their immediate families and corporations or organizations with which they are affiliated.  It is expected that similar transactions will be entered into in the future.  Loans to such persons have been made on substantially the same terms, including the interest rate charged and collateral required, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank.  These loans have been, and are presently, subject to no more than the normal risk of collectibility and present no other unfavorable features.  The amount of loans to directors, executive officers and principal shareholders of the Company (including certain executive officers of the Bank) and their associates as a group at December 31, 2007, was $3,442,302.  As of the date of this filing, all of these loans were performing loans.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid Moss Adams LLP $97,048  in 2007 for professional services rendered in connection with the audit of the Company’s financial statements and for the review of the Company's annual report to the SEC on Form 10-K and the Company’s quarterly financial statements for the first three quarters of 2007 and other fees.  Set forth below is certain information concerning aggregate fees billed for professional services rendered during fiscal year 2007 and 2006 by the Company's auditors for those respective years. The aggregate fees included in the Audit category were fees billed for the fiscal years for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the fiscal years.

	2007	2006
Audit fees	$78,261	$73,015
Tax-Related Fees	-	-
All Other Fees	$18,264	$20,097

All Other Fees

           The Company paid Moss Adams LLP $18,264 for all other services rendered to the Company and its subsidiaries during 2007. The Audit Committee considered whether the provision of these services by Moss Adams LLP is compatible with maintaining Moss Adams LLP's independence. (Moss Adams LLP performed no information systems design or implementation services for the Bank in 2007.)

The firm of Davis, McCulloch & Holloway PC was paid $11,821 and $12,102 for tax work in 2007 and 2006, respectively.  Other fees paid to them for services rendered were $11,652 in 2007 and $10,189 for 2006 which includes verification that loan underwriting meets guidelines for mortgages sold to a third party.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents are filed as part of this Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 15 of the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and is hereby incorporated herein by this reference.)

The following documents are either being filed with, or incorporated by reference into, this Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

10.1          2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 1 to Oregon Pacific Bancorp’s Form DEF14A filed with the Securities and Exchange Commission on March 23, 2003.)

10.2          Oregon Pacific Bank Deferred Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10(ii) to Oregon Pacific Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

DATED: March 28, 2008	OREGON PACIFIC BANCORP

	By:	/s/ James P. Clark
James P. Clark
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: March 28, 2008	Principal Executive Officer and Director:

	By:	/s/ James P. Clark
James P. Clark
President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

	By:	/s/ Joanne A. Forsberg
Joanne Forsberg
Secretary and Chief Financial Officer

Directors:

/s/ Robert R. King
Robert R. King, Chairman of the Board

/s/ Marteen L. Wick
Marteen L. Wick, Vice Chairman of the Board

/s/ Patricia Benetti
Patricia Benetti, Director

/s/ Lydia G. Brackney
Lydia G. Brackney, Director

/s/ A. J. Brauer
A. J. Brauer, Director

/s/ Douglas B. Feldkamp
Douglas B. Feldkamp, Director

/s/ Thomas K. Grove
Thomas K. Grove, Director

/s/ Jon Thompson
Jon Thompson, Director

/s/ Richard L. Yecny
Richard L. Yecny, Director

EXHIBIT INDEX