Form 10-Q
period 2008-03-31
OREGON PACIFIC BANCORP
filed 2008-05-14
CIK 1216128

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ or a Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

The number of shares outstanding of the issuer’s Common Stock, no par value, as of May 9, 2008, was 2,170,464.

OREGON PACIFIC BANCORP

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial statements

OREGON PACIFIC BANCORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2008	2007

Cash and cash equivalents	$5,888,744	$4,065,903
Interest-bearing deposits in banks	1,657,196	5,205,115
Available-for-sale securities, at fair value	10,324,507	8,781,951
Restricted equity securities	1,023,550	1,023,550
Loans held-for-sale	306,215	703,609
Loans, net of allowance for loan losses and deferred fees	126,831,638	121,746,444
Premises & equipment, net	7,995,615	8,070,927
Other real estate owned	83,980	-
Intangible assets, net	273,700	294,400
Accrued interest and other assets	2,603,940	2,712,441

Total assets	$156,989,085	$152,604,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$30,486,784	$32,725,916
Interest-bearing demand deposits	39,853,980	38,306,339
Savings deposits	13,123,205	13,612,313
Time certificate accounts:
$100,000 or more	17,134,980	18,038,790
Other time certificate accounts	19,105,677	18,309,056

Total deposits	119,704,626	120,992,414

Federal Home Loan Bank borrowings and other debt	16,196,389	10,717,472
Floating rate Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities)	4,124,000	4,124,000
Deferred compensation liability	2,465,145	2,448,634
Accrued interest and other liabilities	923,257	949,932

Total liabilities	143,413,417	139,232,452

Stockholders’ equity
Common stock, no par value, 10,000,000 shares authorized with 2,170,464 and 2,211,865 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,372,600	5,323,827
Undivided profits	8,117,808	8,002,555
Accumulated other comprehensive income, net of tax	85,260	45,506

Total stockholders’ equity	13,575,668	13,371,888

Total liabilities and stockholders’ equity	$156,989,085	$152,604,340

See accompanying notes

Index

OREGON PACIFIC BANCORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007

INTEREST INCOME
Interest and fees on loans	$2,612,669	$2,693,995
Interest on investment securities:
U.S. Teasuries and agencies	45,406	36,798
Mortgage backed securities	15,540	-
State and political subdivisions	53,447	59,157
Corporate and other investments	7,028	8,426
Interest on deposits in banks	42,396	58,418

Total interest income	2,776,486	2,856,794

INTEREST EXPENSE
Interest-bearing demand deposits	257,990	303,608
Savings deposits	21,010	26,674
Time deposits	399,709	362,083
Other borrowings	219,625	202,027

Total interest expense	898,334	894,392

Net interest income before provision for loan losses	1,878,152	1,962,402

PROVISION FOR LOAN LOSSES	-	-

Net interest income after provision for loan losses	1,878,152	1,962,402

NONINTEREST INCOME
Service charges and fees	176,155	218,674
Trust fee income	174,590	173,393
Mortgage loan sales and servicing fees, net	70,259	106,606
Investment sales commissions	176,140	100,278
Other income	47,822	45,719

Total noninterest income	644,966	644,670

Index

OREGON PACIFIC BANCORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(continued)

	Three Months Ended March 31,
	2008	2007

NONINTEREST EXPENSE
Salaries and benefits	1,297,208	1,196,149
Occupancy	239,375	235,585
Supplies	43,908	40,604
Postage and freight	26,369	23,848
Outside services	208,891	202,806
Advertising	25,989	27,546
Loan collection expense	37,713	12,540
Other expenses	214,148	198,313

Total noninterest expense	2,093,601	1,937,391

INCOME BEFORE INCOME TAXES	429,517	669,681

PROVISION FOR INCOME TAXES	140,162	241,185

NET INCOME	289,355	428,496

OTHER COMPREHENSIVE INCOME
Unrealized gain on available-for-sale securities, net of tax	39,754	6,515

COMPREHENSIVE INCOME	$329,109	$435,011

EARNINGS PER SHARE OF COMMON STOCK
Basic earnings per share	$0.13	$0.20
Diluted earnings per share	$0.13	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,207,669	2,190,163
Diluted	2,209,660	2,198,434

See accompanying notes

Index

OREGON PACIFIC BANCORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Undivided	Comprehensive	Stockholders'
	Shares	Amount	Profits	Income	Equity

BALANCE, December 31, 2006	2,187,349	$5,100,037	$6,795,987	$4,809	$11,900,833

Exercise of stock options	14,833	105,002	-	-	105,002

Stock repurchased	(6,450)	(62,740)	-	-	(62,740)

Stock-based compensation	-	638	-	-	638

Cash dividends paid	-	-	(457,699)	-	(457,699)

Dividends reinvested in stock	16,133	180,890	(180,890)	-	-

Net income and comprehensive income	-	-	1,845,157	40,697	1,885,854

BALANCE, December 31, 2007	2,211,865	$5,323,827	$8,002,555	$45,506	$13,371,888

Adoption of fair value option -- Board deferred compensation plan	-	-	2,848	-	2,848

Stock-based compensation	-	789	-	-	789

Cash dividends paid	-	-	(128,966)	-	(128,966)

Dividends reinvested in stock	4,887	47,984	(47,984)	-	-

Cash payable for reverse stock-split fractional shares	(46,288)	(601,744)	-	-	(601,744)

Net income and comprehensive income	-	-	289,355	39,754	329,109

BALANCE, March 31, 2008	2,170,464	$4,770,856	$8,117,808	$85,260	$12,973,924

See accompanying notes

Index

OREGON PACIFIC BANCORP & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$289,355	$428,496
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	175,820	144,085
Stock-based compensation	789	433
Net change in mortgage loans held-for-sale	397,394	(136,107)
Net decrease in accrued interest and other assets	81,998	1,395,388
Net (increase) decrease in accrued interest and other liabilities	(9,590)	129,771
Change in fair value of Board deferred compensation plan	2,274	-

Net cash from operating activities	938,040	1,962,066

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	1,505,371	500,000
Purchase of available-for-sale securities	(2,988,575)	-
Net increase (decrease) in interest-bearing deposits in banks	3,547,919	(4,081,654)
Loans originated, net of principal repayments	(5,169,174)	(1,552,504)
Purchase of premises and equipment	(72,903)	(846,376)

Net cash from investing activities	(3,177,362)	(5,980,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposit accounts	(1,180,599)	1,849,790
Net (decrease) increase in time deposits	(107,189)	2,721,029
Net increase in Federal funds purchased	1,600,000	-
Proceeds from Federal Home Loan Bank borrowings	4,000,000	-
Repayment of Federal Home Loan Bank and other borrowings	(13,749)	(613,750)
Repayment of debt from purchase of brokerage firm	(107,334)	(107,334)
Proceeds from exercise of common stock options	-	99,999
Cash dividends paid	(128,966)	(108,445)
Net cash from financing activities	4,062,163	3,841,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,822,841	(177,179)

CASH AND CASH EQUIVALENTS, beginning of period	$4,065,903	$4,473,047

CASH AND CASH EQUIVALENTS, end of period	$5,888,744	$4,295,868

SCHEDULE OF NONCASH ACTIVITIES
Stock dividends reinvested	$47,984	$44,669

Change in fair value of AFS securities, net of tax	$39,754	$6,515

Additions to real estate owned	$83,980	$-

Stock buyback after reverse stock split payable declared	$(601,744)	$-

See accompanying notes

Index

Oregon Pacific Bancorp and Subsidiary
Notes to Financial Statements
March 31, 2008
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

On January 3, 2008 the Company announced the intent to deregister the Company’s common stock under the Securities and Exchange Act of 1934 by reducing the total number of common stock holders below the 300 threshold set by the Act.  This was accomplished, following a vote of stockholders, by a reverse stock split that was effective March 18, 2008 for stockholders of record on January 4, 2008 by a one-for-500 split.  Shares of stockholders with less than one share following the split were cashed out at a pre-split rate of $13.00 per share.  The number of fractional shares resulting from the reverse stock split was 46,288 and a $601,744 payable was recorded as of March 31, 2008 for April or May payment. On the following day there was a forward split of 500-for-one.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and balances for the periods presented.  Actual results could differ from those estimated.  Additionally, the results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.  The interim financial statements should be read in conjunction with the audited financial statements, including the notes thereto, contained in the Company’s 2007 Annual Form 10-K to the Securities and Exchange Commission.

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

Reclassifications – Certain reclassifications have been made to the 2007 financial statements to conform to current year presentations.

Note 2 – Securities Available-for-Sale

The following table presents the fair value of investments with continuous unrealized losses for less than or more than 12 months as of March 31, 2008.

Index

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses	Estimated
	Amortized	Unrealized	Less than	More than	Fair
	Cost	Gains	12 Months	12 Months	Value
March 31, 2008:

U.S. Treasury and agencies	$3,010,286	$65,006	$-	$-	$3,075,292
State and political subdivisions	5,469,919	103,352	(7)	(16,996)	5,556,268
Corporate notes	-	-	-	-	-
Mortgage-backed securities	1,702,201	-	(9,254)	-	1,692,947

	$10,182,406	$168,358	$(9,261)	$(16,996)	$10,324,507

December 31, 2007:
U.S. Treasury and agencies	$4,010,910	$18,750	$-	$(2,813)	$4,026,847
State and political subdivisions	4,253,537	63,487	(3,913)	(261)	4,312,850
Corporate notes	441,660	594	-	-	442,254
Mortgage-backed securities	-	-	-	-	-

	$8,706,107	$82,831	$(3,913)	$(3,074)	$8,781,951

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

Note 3 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows as of the dates presented:

	MAR. 31, 2008	DEC. 31, 2007

Real estate	$19,657,574	$19,804,208
Commercial	102,572,874	97,381,490
Installment	6,865,551	6,814,836
Overdrafts	41,350	28,459

Total Loans	129,137,349	124,028,993
Less allowance for loan losses	(1,966,350)	(1,965,102)
Less deferred loan fees	(339,361)	(317,447)
Loans, net of allowance for loan losses and deferred loan fees	$126,831,638	$121,746,444

Index

Changes in the allowance for loan losses were as follows for the three-months ended:

	MAR. 31, 2008	MAR. 31, 2007

Balance, beginning of period	$1,965,102	$1,861,221
Provision for loan losses	-	-
Loans charged off	-	-
Loan recoveries	1,248	-

Balance, end of period	$1,966,350	$1,861,221

It is the policy of the Bank to place loans on nonaccrual status whenever the collection of all or a part of the principal is in doubt.  Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral.  Loans in the amount of $1.29 million and $1.71 million were on nonaccrual status at March 31, 2008 and December 31, 2007.

The Bank had no loans past due 90 days or more on which it continued to accrue interest at either March 31, 2008 or December 31, 2007.

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

Note 5 – Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified- prospective-transition method. Under that transition method, compensation cost recognized in 2007 and 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As of December 31, 2007, 6,204 stock options were not fully vested.

The Company’s recognized expenses of $789 and $433 before income taxes for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had 4,432 nonvested options outstanding and there was $12,420 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized on a straight-line basis, over the vesting periods, through December 31, 2011.

There were no options granted or options exercised during the quarter ended March 31, 2008.  The following table summarizes information about the stock options outstanding at March 31, 2008 and changes during the three months then ended:

Index

		Weighted	Weighted Avg.
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price ($)	Term ( in yrs.)	Value

Outstanding at January 1, 2008	17,329	9.95
Granted	-
Expired	(1,351)	7.40
Outstanding at March 31, 2008	15,978	10.17	2.89	15,063
Vested at March 31, 2008	11,546	9.27	1.72	15,063
Exercisable at March 31, 2008	8,888	8.83	1.64	15,063

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

Note 7 – Other Liabilities

Since the beginning of 2004, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) has completed quality control reviews of a random sampling of loans closed by the Bank.  Freddie Mac identified $2.9 million in loans that do not meet their underwriting standards.  If any of the borrowers default on their loans, Freddie Mac will require the bank to repurchase the loan in default.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, the Bank has provided $20,000 of allowance for probable losses of such loans.

Note 8 – Fair Value

Effective January 1, 2008, the Company prospectively implemented the provisions of SFAS No. 157, “Fair Value Measures”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of this statement did not have a material impact on the consolidated financial statements.  The disclosures focus on the inputs used to measure fair value.   SFAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities

Level 2 -
Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 -	Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The table below shows liabilities at fair value on a recurring basis as of March 31, 2008.

Index

	March 31,	Fair Value Measurements at March 31, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$10,324,507	$—	$10,324,507	$—
Liabilities :
Board Deferred Compensation Plan	$21,376	$—	$21,376	$—

For the three months ended March 31, 2008, the increase in fair value of securities available-for-sale was $66,000, which is included in other comprehensive income (net of taxes of $26,000) and the increase in fair value of Board Deferred Compensation is included in noninterest expense.

Certain assets were measured at fair value on a non-recurring basis at March 31, 2008.  In accordance with the provisions of FASB Statement No. 114, loans held for investment are written down to the lower of the carrying value or the fair value of the underlying collateral securing these loans less cost to sell..  These loans had a carrying value of $1.3 million and a net value of $1.9 million, resulting in no loss and therefore no impairment charge was recorded during the period.  The fair value of collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed appraiser, using observable market data (Level 3).

Note 9 – Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Accordingly, the Company will apply SFAS No. 141(R) to business combinations occurring on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.

Item 2.	Management’sDiscussion and Analysis of Financial Condition and Results of Operations

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

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold and amortized over the life of the loan. Utilizing assumptions about factors such as discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed quarterly by management to assess potential impairment. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of prepayment speeds on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could produce a different fair value. At March 31, 2008, the Company’s mortgage servicing asset was $685,000 and the related loan balances serviced by the Company for others totaled $88.2 million.

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

Index

The Company reported net income of $289,000, or $.13 per basic share, for the three months ended March 31, 2008.  This compares to Bank income of $428,000, or $.20 per basic share, for the same three month period in the prior year.  The swift decrease in the fed funds target rate by 3.00% since September 2007, actions of the Federal Reserve, has reduced interest earned in spite of the growth of loans by more than $5 million.  This, along with non-interest bearing expenses increasing from three additional employees and annual cost-of-living increases of payroll and other costs, are the primary causes of the drop in earnings.

Financial Condition

Total assets at March 31, 2008 were $157.0 million compared to $152.6 million at December 31, 2007, an increase of $4.4 million (2.9%).  The increase was due primarily to increased loans ($5.1 million) funded by increases in FHLB borrowings ($5.5 million).

March 31, 2008 stockholders’ equity was $13.6 million, an increase of $204,000 from December 31, 2007.  This change resulted from consolidated net income partially offset by cash dividends paid ($129,000).

The net loan portfolio at March 31, 2008 increased $5.1 million to $126.8 million compared to $121.7 million at December 31, 2007 and increased $4.2 million from March 31, 2007 when the portfolio was $122.6 million. See Note 3 of the financial statements for a breakdown of the type of loans.

Borrowings from the Federal Home Loan Bank and other debt at March 31, 2008 were $16.2 million compared to $10.7 million at December 31, 2007 and $10.8 million at March 31, 2007.  Overnight borrowings from the Federal Home Loan Bank were $1.6 million.  The average rate on all FHLB long-term borrowings is 3.98%.  The Company also has an obligation to pay interest and, at maturity, $4.1 million of principal on the “trust preferred securities” issued by Oregon Pacific Statutory Trust I and $107,000 on a note payable from its 2007 acquisition.

As a result of the acquisition of the local LPL Financial Services brokerage in January 2006, the Company has $274,000 of net intangible assets at March 31, 2008 compared to $294,000 at December 31, 2007.

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

Net interest income on a tax-equivalent basis was $1,904,000 for the quarter ended March 31, 2008 compared to $1,987,000 for the same period in 2007 (see Table below).  The $84,000 decrease was primarily due to decreases in the rates earned on loans and interest-earning balances in banks partially offset by an increase in loan volume and a decrease in rates paid on deposits other than time deposits. The decrease in interest income of $79,000 was primarily due to a $144,000 decrease in rates earned from outstanding loans from the same period one year ago resulting from the quick fall of the interest rate environment beginning late last year. The effective rate on interest-earning assets for the quarter was 7.84% compared to 8.27% for the same period in 2007 which reflect falling interest rates resulting from the current interest rate environment.

Average Balances and Average Rates Earned and Paid.  The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Index

	Three Months Ended Mar 31, 2008			Three Months Ended Mar 31, 2007			Increase (Decrease)
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Due to change in		Net
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Volume	Rate	Change
Interest-earning assets:
Loans (2)	$127,139	$2,613	8.22%	$124,023	$2,689	8.67%	$68	$(144)	$(76)
Investment securities
Taxable securities	6,212	69	4.44%	5,573	48	3.45%	6	15	21
Nontaxable securities (1)	5,116	79	6.16%	5,437	86	6.35%	(5)	(2)	(7)
Interest-earning balances due from banks	4,481	42	3.75%	4,381	58	5.30%	1	(17)	(16)
Total interest-earning assets	142,948	2,803	7.84%	139,414	2,881	8.27%	70	(148)	(78)

Cash and due from banks	3,487			3,932
Premises and equipment, net	8,044			7,472
Other real estate	6			0
Loan loss allowance	(1,965)			(1,861)
Other assets	2,972			2,870

Total assets	$155,492			$151,827

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$52,567	$279	2.12%	$55,486	$330	2.38%	$(17)	$(34)	$(51)
Time deposit and IRA accounts	36,729	400	4.36%	33,741	362	4.29%	32	6	38
Borrowed funds	18,417	220	4.78%	15,148	202	5.33%	44	(26)	18
Total interest-bearing liabilities	107,713	899	3.34%	104,375	894	3.43%	58	(53)	5
Noninterest-bearing deposits	30,858			31,945
Other liabilities	3,473			3,488
Total liabilities	142,044			139,808
Shareholders’ equity	13,448			12,019

Total liabilities and share-holders’ equity	$155,492			$151,827

Net interest income		$1,904			$1,987		$11	$(95)	$(83)

Net interest spread			4.50%			4.84%

Net interest expense to average earning assets			2.52%			2.57%

Net interest margin			5.33%			5.70%
___________

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.
(2) Loans held for sale are excluded and non-accrual loans are included in the average balance.

Index

Provision for Loan Losses

No provision was recorded for the three months ended March 31, 2008 and 2007.  The allowance for loan losses at March 31, 2008 was 1.52% of gross loans compared to 1.58% at December 31, 2007.  Management is satisfied that the reserve is adequate for probable loan losses in the loan portfolio at March 31, 2008.  Management’s assessment of the adequacy of the allowance for loan loss is based on a number of factors including current delinquent and non-performing loans, past loan loss experience, evaluation of customers’ financial strength, collateral, and economic trends impacting areas and customers served by the Bank.  The allowance is based on estimates, and actual losses may vary from those currently estimated.

Noninterest Income

Noninterest income decreased $5,000 or 0.7% for the three months ended March 31, 2008 as compared to the same period in 2007.

	Three months ended
	March 31,
	2008	2007	$ Change	% Change

Service charges and fees	$176,155	$218,674	$(42,519)	-19.4%
Investment sales commissions	176,140	100,278	$75,862	75.7%
Trust fee income	174,590	173,393	$1,197	0.7%
Mortgage loan sales and servicing fees, net	70,259	106,606	$(36,347)	-34.1%
Other income	47,822	45,719	$2,103	4.6%

	$644,966	$644,670	$296	0.0%

The decrease primarily was the result of the a decrease of service charges and fees ($43,000) due to the removal of two ATM machines in a local casino and decreased mortgage loan sales ($41,000) partially offset by an increase in Investment sales commissions ($76,000).

Noninterest Expense

Noninterest expense increased $156,000 or 8.1% for the three months ended March 31, 2008 from the same period one year ago.

	Three months ended
	March 31,
	2008	2007	$ Change	% Change

Salaries and benefits	$1,297,208	$1,196,149	$101,059	8.4%
Occupancy expense	239,375	235,585	$3,790	1.6%
Outside services	208,891	202,806	$6,085	3.0%
Other expenses	348,127	302,851	$45,276	14.9%

	$2,093,601	$1,937,391	$156,210	8.1%

The largest dollar change in salaries and benefits was a result of two filled positions from the prior year plus one additional employee.  At March 31, 2007, candidates for the positions of Chief Credit Officer and Director of Marketing were open and not filled until the summer of 2007.   “Other” expenses included a $20,000 loan loss provision for off-balance sheet liabilities and $16,000 for recruitment fees.

Provision for Income Taxes

The provision for income taxes at both March 31, 2008 and 2007 remained consistent with expected statutory rates adjusted for anticipated permanent differences arising primarily from nontaxable income earned on municipal security investments and timing differences associated with the tax treatment of bad debt.

Index

The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007 has had no material adverse impact on the Company's financial condition, results of operations, or cash flow. As of March 31, 2008, the Company had no uncertain tax positions.

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

The Bank maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  The Bank's liquidity position decreased somewhat during the quarter ended March 31, 2008 as loan growth exceeded the deposit growth volume. As a result, during the quarter, the loan-to-deposit ratio rose to 106% at March 31, 2008. Liquidity that is deemed to be temporary excess cash may be invested as interest-earning deposits with the FHLB or time certificates at other financial institutions increased during the quarter. As of March 31, 2008, the Bank had $1.7 million in such funds compared to $5.2 million at December 31, 2007.  Management believes its liquidity planning will adequately provide the funds necessary to enable the Bank to fund loan commitments and meet customer withdrawals of deposits in the normal course of business.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more.  At March 31, 2008, the Bank’s leverage and total risk-based ratios were 11.06% and 13.91% respectively, which exceed the well-capitalized threshold.

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

Through the Bank’s Asset/Liability Management Committee (“ALCO”), which is comprised of executive management, the Bank monitors the level and general mix of earning assets and interest-bearing liabilities, with special attention to those assets and liabilities which are rate-sensitive.  The primary objective of ALCO is managing the Company’s assets and liabilities in a manner that balances profitability, interest rate risk, and various other risks including liquidity.  ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.  The Bank’s strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise. There have been no significant changes in the Company’s market risk exposure since December 31, 2007.

Index

Item 4T.	Controls and Procedures

(a)
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2008, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Index

Item 1A.	Risk factors.

There are no material changes to the risk factors disclosure from that contained in the Company’s 2007 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered sales of equity securities and use of proceeds.

None.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits.

The following documents are filed as part of this Form 10-Q as required by Item 601 of Regulation S-K:

3.1	Amended Articles of Incorporation of Oregon Pacific Bancorp amended March 17, 2008.

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

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or Rule 15d-14(a) and Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_________________
**  Filed herewith.

(b)	On February 14, 2008 a Form 8-K was filed under items 2.02 and 9.01 announcing 2007 fourth quarter and year end earnings.

On March 19, 2008 a Form 8-K was filed under item 8.01 announcing the filing of a Form 15 effectively terminating its obligations to file reports with the SEC.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in the City of Florence, State of Oregon, on May 14, 2008.

OREGON PACIFIC BANCORP

By:	/s/ James P. Clark

James P. Clark
President, Chief Executive Officer and Director (Chief Executive Officer)

By:	/s/ Joanne Forsberg

Joanne Forsberg
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)